Form 10QSB
period 2000-06-30
FIRST SECURITY BANCORP INC /KY/
filed 2000-08-14
CIK 1109610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

__X__Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                  For the quarterly period ended June 30, 2000

                                       or

_____Transition report pursuant to Section 13 or 15(d) of the Exchange Act


                         Commission File Number 333-33350

                          First Security Bancorp, Inc.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

       Kentucky                                         61-1364206
       --------                                         ----------
  (State of other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

400 East Main Street, Lexington, KY 40507
(Address of Principal Executive Offices)
(859)- 367-3700
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        ___ Yes   _X_ No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common stock, no par value - 1,000,000 shares outstanding as of August 11, 2000.

Transitional Small Business Disclosure Format (check one):

Yes _____     No__X__

FIRST SECURITY BANCORP, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.................................................
Item 2. Management's Discussion and Analysis or Plan of Operation............

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................

PART I - Financial Information
Item 1.  Financial Statements

                             First Security Bancorp, Inc.
                        Consolidated Balance Sheets (Unaudited)
                                  (in thousands)

                                               June 30       December 31
Assets                                           2000           1999

Cash & due from banks                         $ 3,006         $2,219
Federal funds sold                             11,688          9,053
                                               ------         ------
         Total cash & cash equivalents         14,694         11,272
Securities available for sale                   3,738          4,331
Loans                                          95,678         78,197
         Less allowance for loan losses          (997)          (819)
                                               ------         ------
Net loans                                      94,681         77,378
FHLB stock                                        216            117
Leasehold improvements & equipment net            793            758
Accrued interest receivable                       714            528
Other assets                                      130            131
                                              -------         ------
                                             $114,966        $94,515
                                              =======        =======
Liabilities & Shareholder's Equity

Liabilities
         Deposits
Non-interest bearing                          $ 6,941        $ 5,157
Time deposits $100,000 and over                19,245         14,397
Other interest bearing                         76,494         63,858
                                              -------         ------
         Total Deposits                       102,680         83,412
Other borrowings                                3,158          2,382
Accrued interest payable                          516            387
Other liabilities                                  79            119
                                              -------         ------
         Total Liabilities                    106,433         86,300
Shareholders equity

Common stock no par value                       4,901          4,901
Paid-in Capital                                 4,901          4,901
Accumulated defecit                            (1,157)        (1,492)
Accumulated other comprehensive                  (112)           (95)
                                              -------         ------
    Income (loss)
         Total Shareholder equity                8533           8215
                                              -------         ------
                                             $114,966        $94,515
                                              =======         ======

                          First Security Bancorp, Inc.
            Consolidated Statement of Changes In Stockholders Equity
              (in thousands, except for share data) (unaudited)

                                                                                 Accumulated
                                                    Additional                   Other            Total
                               --Common Stock--     Paid-In     Retained         Comprehensive    Stockholders
                              Shares      Amount    Capital     Earnings         Income (Loss)    Equity

Balance January 1, 2000        1,000      $4,901     $4,901     $(1,492)           $(95)          $8,215

Net change in Accumulated                                                           (17)             (17)
   Other comprehensive income
   (Loss)

Net Income                                                          335                              335
                               -----      -----       ------     ------            -----           -----
Balance June 30, 2000          1,000     $4,901       $4,901    $(1,157)          $(112)          $8,533
                               =====      =====       ======    =======           ======          ======

                          First Security Bancorp, Inc.
                           Consolidated Statements of
                   Income and Comprehensive Income (Unaudited)
                             Three Months Ended and
                     Six Months Ended June 30, 2000 and 1999
                      (in thousands, except per share data)

                                   Three Months Ended        Six Months Ended
                                        June 30                   June 30
                                    2000        1999         2000        1999
Interest Income

     Loans, including fees        $2,063      $1,024       $3,920      $1,867
     Securities - taxable             52          44          115          82
     Federal funds sold              162         196          233         237
     Other                             4           1            6           1
                                   -----       -----        -----       -----
                                   2,281       1,265        4,274       2,187
Interest Expense

     Deposits                      1,377         748        2,469       1,215
     Other Borrowings                 13           -           26           -
                                   -----         ---        -----       -----
                                   1,390         748        2,495       1,215
                                   -----         ---        -----       -----
Net Interest Income                  891         517        1,779         972

Provision for loan losses            101          96          201         221
                                   -----         ---        -----        ----
Net interest income after
  Provision for loan loss            790         421        1,578         751
Noninterest Income
     Service charges and
      Fees on deposits                30          18           59          31
      Other                           15          17           27          20
                                      --          --           --          --
                                      45          35           86          51
Noninterest expense
     Salaries and
       employee benefits             323         271          625         541
     Occupancy                        58          54          114         101
     Equipment                        25          27           50          55
     Advertising                      24          24           57          32
     Professional Fees                99          15          139          30
     Bank franchise tax               19          18           37          35
     Other                           170          86          307         168
                                     ---         ---         ----         ---
                                     718         495        1,329         962
                                     ---         ---         ----         ---

Net Income (loss)                   $117        $(39)        $335       $(160)
                                     ===         ====         ===         ===
Other Comprehensive Income (Loss)

  Other comprehensive income         (5)         (42)         (17)        (59)
                                     ----        ----         ----        ----

  Comprehensive income              $112        $(81)         $318      $(219)
                                     ===         ====          ===       =====

Weighted average shares common outstanding:
     Basic                           1,000      1,000        1,000       1,000
     Diluted                         1,028      1,019        1,026       1,019

Earnings per share:
     Basic                             .12       (.04)         .34        (.16)
     Diluted                           .11       (.04)         .33        (.16)

                          First Security Bancorp, Inc.
                      Statements of Cash Flows (unaudited)
                     Six Months Ended June 30, 2000 and 1999
                                 (in thousands)

                                                                   2000    1999

Cash flows from Operating Activities:
Net income (loss)                                                  $335   $(160)
Adjustments to reconcile net income (loss) to net
   Cash from operating activities
   Depreciation                                                      62      57
   Amortization and accretion on available
       for sale securities, net                                       2       4
   Provision for loan losses                                        201     221
   Federal Home Loan Bank Stock dividends                            (6)     (1)
   Change in assets and liabilities:
       Accrued interest receivable                                 (186)   (186)
       Other assets                                                   1     (16)
       Accrued Interest payable                                     129     121
       Other liabilities                                            (40)    (17)
                                                                    ---     ----
            Net cash from operating activities                      498      23

Cash flows from investing activities
   Net change in loans                                          (17,504)(17,385)
   Activity in available for sale securities
        Prepayments                                                  54      27
        Maturities                                                1,500   2,500
        Purchases                                                  (980)  (2002)
   Leasehold improvements and net purchases of equipment            (97)    (42)
   Purchases Federal Home Loan Bank stock                           (93)    (57)
                                                                 ------  ------
            Net cash from investing activities                  (17,120)(16,959)

Cash flows from financing activities
   Net change in deposits                                        19,268  26,690
   Proceeds from issuance of short term debt                        600       -
   Net changes in repurchase agreements                             176       -
                                                                  -----   -----
   Net cash from financing activities                            20,044  26,690
                                                                 ======  ======
Net change in cash and cash equivalents                           3,422   9,754

Cash and cash equivalents at beginning of period                 11,272   6,917
                                                                 ------  ------
Cash and cash equivalents at end of period                      $14,694 $16,671
                                                                 ======  ======
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
  Interest                                                       $2,366 $ 1,161

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of presentation:

     The accounting and reporting policies of First Security Bancorp, Inc. (the "Company") and its wholly-owned subsidiary First Security Bank of Lexington (the"Bank") conform to generally accepted accounting principles and to predominant practices within the banking industry. The significant policies are described below.

     The Company was formed on February 11, 2000 and on May 31, 2000 became a bank holding company by acquiring all of the outstanding shares of the Bank. Each outstanding share of the Bank was converted into two shares of Company stock. The financial statements are presented as if the Company had existed and owned the Bank for all periods presented.

     The Bank is a Kentucky corporation incorporated to operate as a commercial bank under a state bank charter. The Bank generates commercial, mortgage, and installment loans, and receives deposits from customers located primarily in the Fayette County, Kentucky area. The majority of the Bank's income is derived from lending activities. The majority of the Bank's loans are secured by specific items of collateral including business assets, real estate, and consumer assets, although borrower cash flow may also be a primary source of repayment. All of the Bank's operations are considered by management to be aggregated into one reportable operating segment.

     New Accounting Pronouncements: Beginning January 1, 2001, a new standard will require all derivatives to be recorded at fair value. Unless designated as hedges, change in these fair values will be recorded in the income statment. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's Form S-4 Registration Statement, No.333-33350.

NOTE 2 - SECURITIES

Securities were as follows:                          Gross       Gross
                                        Amortized  Unrealized  Unrealized  Fair
                                          Cost        Gains      Gains     Value
                                        ---------  ----------  ----------  -----
                                                       (in thousands)
Available for Sale

June 30, 2000
  U.S. Treasury securities              $  250         $ -       $ (2)    $  248
  U.S. Government agency securities      2,498           -        (76)     2,422
  Mortgage-backed                        1,082           -        (34)     1,048
                                         -----         ---        ----     -----
    Total debt securities                3,830           -       (112)     3,718
  Equity securities                         20           -          -         20
                                        ------         ---      ------    ------
    Total                               $3,850         $ -      $(112)    $3,738
                                         =====         ===      ======    ======
December 31, 1999
     U.S. Treasury securities           $  250         $ -      $  (2)    $  248
     U.S. Government agency securities   3,501           -        (67)     3,434
     Mortgage-backed                       655           -        (26)       629
                                         -----         ---        ----     -----
       Total debt securities             4,406           -        (95)     4,311
     Equity securities                      20           -          -         20
                                         -----         ---        ----     -----
       Total                            $4,426         $ -       $(95)    $4,331
                                         =====         ===        ====     =====

Securities pledged at June 30, 2000 and year-end 1999 had carrying amounts of $3.7 million, and $3.6 million, and were pledged to secure customer repurchase agreements. There were no securities sales during the first six months of 2000 or during 1999.

NOTE 3 - LOANS

Loans were as follows:
                                                June 30    December 31
                                                  2000        1999
                                                  ----        ----
                                                   (in thousands)

Commercial                                     $29,336       $26,596
Mortgage loans on real estate:
  Commercial                                    46,668        35,855
  Residential                                   10,166         7,450
Consumer                                         9,508         8,296
                                                ------         -----
                                               $95,678       $78,197
                                                ======        ======
Changes in the allowance for loan losses were as follows:

                                       Three Months Ended      Six Months Ended
                                             June 30               June 30

                                         2000      1999       2000        1999
                                         ----      ----       ----        ----
                                                     (in thousands)
Beginning balance                       $ 918     $ 458      $ 819       $ 335
  Loans charged off                       (22)        -        (23)        (2)
  Recoveries                                -         -          -           -
  Provision for loan losses               101        96        201         221
                                         ----      ----       ----        ----
Ending Balance                          $ 997     $ 554      $ 997       $ 554
                                         ====      ====      =====       =====

Other than $21,000 of loans past due, 90 or more days at June 30, 1999, the Bank did not have any impaired or non-performing loans during any of the periods presented.

NOTE 4 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                            Three Months Ended Six Months Ended
                                                June 30            June 30

                                             2000      1999     2000       1999
                                             ----      ----     ----       ----
                                           (in thousands, except per share data)
Basic
  Net Income                                 $ 117      $(39)  $ 335      $(160)

  Weighted average common shares             1,000     1,000   1,000      1,000

Basic earnings per common share                .12      (.04)  $ .34      $(.16)

Diluted
  Net income                                   117       (39)  $ 335      $(160)

  Weighted average common shares outstanding 1,000     1,000   1,000      1,000
    for basic earnings per common share
  Add:  Dilutive effects of assumed exercises
    of stock warrents                           28        19      26         19
                                             -----     -----    -----     -----
  Average shares and dilutive potential
    common shares                            1,028     1,019    1,026     1,019
                                             =====     =====    =====     =====
Diluted earnings per common share               11      (.04)   $ .33     $(.16)

NOTE 5 - STOCK OPTIONS
     On March 1, 2000 the Bank hired a new President/Chief Executive Officer. In addition to salary, bonus, and other benefits, the five year employment agreement includes annual grants of 4,000 options (at market) to purchase Company stock and severance of 125% of salary upon change in control.

Additionally, on July 27, 2000, the Company granted 4,000 options (at market) to purchase stock to an executive officer.

Part I
Item 2.

Management's  Discussion  and  Analysis or Plan of Operation

General.
     First Security Bancorp Inc. (the "Company"), headquartered in Lexington, Kentucky was formed on February 11, 2000 and on May 31, 2000 became a bank holding company by acquiring all of the outstanding shares of common stock of First Security Bank of Lexington, Inc.)(the "Bank") through a 2 for 1 conversion. The transaction, approved by the Board of Governors of the Federal Reserve System, will permit us to offer a broader range of financial products and services than would otherwise be available.

     The Bank is a commercial banking organization organized under the laws of the Commonwealth of Kentucky, and is a wholly owned subsidiary of the Company. The Bank offers a variety of products and services through two full service offices including the acceptance of deposits for checking, savings and time deposit accounts; extension of secured and unsecured loans to corporations, individuals and others; issuance of letters of credit; and rental of safe deposit boxes. The Bank's lending activities include commercial and industrial loans, real estate, installment, and other consumer loans and revolving credit plans. Operating revenues are derived primarily from interest and fees on loans and from interest on investment securities.

     We have made, and may continue to make, various forward-looking statements with respect to credit quality (including delinquency trends and the allowance for loan losses), corporate objectives and other financial and business matters. When used in this discussion the words "anticipate," "project," "expect," "believe," and similar expressions are intended to identify forward-looking statements. In addition to factors disclosed by the Company, the following factors, among others, could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions both nationally and in our market; the extent and timing of actions of the Federal Reserve Board; customers' acceptance of our products and services; and the extent and timing of legislative and regulatory actions and reforms.

Overview

     Net income for the six months ending June 30, 2000 was $335,000, up from a net loss of $160,000 for the same period in 1999. Net income for the quarter ending June 30, 2000 was $117,000 versus a net loss of $39,000 for the same period in 1999. The increase in earnings during 2000 reflects the excellent level of growth in earning assets, increasing from $90.9 million at December 31, 1999 to $110.3 million at June 30, 2000. The mix of earning assets also changed resulting in a greater proportion of higher yielding loans. Net loans grew $17.3 million increasing from $77.4 million at Decmeber 31, 1999 to $94.7 million at June 30, 2000. The largest gains came in the real estate portfolio reflecting total growth of $12.9 million increasing from $43.3 million at December 31, 1999, to $56.2 million at June 30, 2000. Funding for loan growth was primarily derived from deposits which increased to $102.7 million at June 30, 2000, versus $83.4 million at December 31, 1999, an increase of $19.3 million. We desire to expand our presence in the community. A third location, scheduled to open during the fourth quarter of 2000, should significantly expand deposits, establish a broader market area within the community, and support the building of a larger earning asset base.

Results of Operations Net interest income.
     Year-to-date net interest income increased from $972,000 as of June 30, 1999, to approximately $1.8 million as of June 30, 2000. This represents an increase of $807,000 or 83.1%. Net interest income increased from $517,000 for the quarter ending June 30, 1999, to $891,000 for the quarter ending June 30, 2000. The increases in net interest income resulted in part, from a volume increase in loans and, to a lesser degree, an upward movement in interest rates. Net loans increased $17.3 million from December 31, 1999 to June 30, 2000. Total average loan yields for the same period increased by 46 basis points from 8.33% to 8.79%. The net interest spread increased from 2.53% to 2.86% and the net interest margin increased from 3.35% to 3.52%, both for the same period. Return on average assets improved from (.53) as of June 30, 1999, to .64 as of June 30, 2000. Quarterly return on average assets was (.21%) for the quarter ending June 30, 1999 and .42% for the quarter ending June 30, 2000. Return on average shareholder's equity improved from (3.92) to 7.98 for the six month periods ending June 30, 1999, and June 30, 2000, respectively.

Non-interest  Income and  Expenses.
     Non-interest income is comprised primarily of service charges on deposit accounts. Total noninterest income increased from $51,000 to $86,000 for the six months ending June 30, 1999 and 2000, respectively. Amounts were $45,000 and $35,000 for the quarters ending June 30, 2000 and 1999, respectively. The largest component of noninterest income is deposit service charges. We anticipate that service charge income will continue to grow commensurate with our deposit base.

Non interest  expense.
     Total non-interest expense was $1.3 million for the six months ended June 30, 2000, versus $962,000 for the six months ending June 30, 1999. Total non-interest expense for the quarter ending June 30, 2000, was $718,000 versus $495,000 for the quarter ending June 30, 1999. The primary components of non-interest expense are salaries and benefits and costs associated with occupancy and equipment.
     Salaries and employee benefits were $625,000 and $541,000 for the six months ended June 30, 2000, and 1999 respectively. The quarterly amounts were $323,000 and $271,000, respectively. The number of full time equivalent employees increased from 22 at June 30, 1999, to 24 at June 30, 2000.
     Occupancy and equipment expenses increased $6,000 for the six month period ended June 30, 2000 versus the six month period ended June 30, 1999, at $164,000 and $156,000, respectively. These expenses were relatively stable for the quarter ending June 30, 2000, and June 30, 1999, at $83,000 and $81,000,
respectively.

Securities Available For Sale.
     The investment portfolio reflected a amortized cost of $3.9 million as of June 30, 2000. Approximately $2.7 million was held in US. government securities or government sponsored securities. Approximately $1.1 million or 28% of the portfolio consisted of U.S. government sponsored agency pools. The remaining $20,000, or .5%, consisted of equity securities. The weighted average maturity increased to 4.5 years reflecting the maturity of several securities and the addition of a mortgage pool security.

Loans.
     Net loans increased $17.3 million from December 31, 1999 to June 30, 2000. The largest growth, $12.8 million, occurred in the real estate portfolios.

     Please refer to note 3 of the financial statements to see the outstanding loans, by type, at June 30, 2000 and December 31, 1999.

     We have a significant amount of our loans to commercial and commercial real estate borrowers. At June 30, 2000, approximately 79% of our loan portfolio was in loans to commercial businesses and commercial real estate borrowers. The growth of commercial loans and commercial real estate loans is a result of increased marketing and competitive pricing in our primary market. We expect to continue attracting new commercial and commercial real estate borrowers, but future loan growth in these areas of our portfolio will likely not be at a pace consistant with past increases. Our loan portfolio is primarily to customers within the Fayette County area. We wish to increase our penetration in the consumer loan market and believe that our third location will build new consumer relationships.

Allowance Provision for Loan Losses.
     The provision for loan losses was $201,000 in the first six months of 2000, compared to $221,000 in the first six months of 1999. Net loan charge-offs remained low at $23,000.
     The allowance for loan losses increased to $997,000 at June 30, 2000, from $819,000 at December 31, 1999. We believe, based on information presently available, that it has adequately provided for the inherent loan losses in existance at June 30, 2000. Please refer to Note 3 of the financial statements for a summary of the changes in the allowance for loan losses account for the six months and three months ended June 30, 2000 and 1999.

Asset Quality.
As of June 30, 2000 and December 31, 1999, there were no loans 90 or more days past due. The level of delinquent loans increased from .01% at December 31, 1999, to .02% at June 30, 2000. We consider the delinquency levels to be of nominal level and not reflective of any adverse trends in overall asset quality.

Deposit and Other Borrowings

     The deposit base provides the major funding source for earning assets. The following table shows that the deposit growth we have experienced has been consistent across all categories of deposits. We operate in a highly competitive market for deposits. As is often the case with newly chartered banks, in order to attract depositors, we sometimes pay above market rates on a portion of transaction deposit accounts, savings deposits and time deposits.

     The table below illustrates our deposits by major categories as of June 30, 2000 and December 31, 1999;

DEPOSITS
                                        June 30                 December 31
                                          2000                      1999
                                        ---------               ------------
                                                  (in thousands)

Interest-bearing demand deposits        $18,209                    $17,499

Savings deposits                          6,731                      6,598

Time deposits                            51,554                     39,772

Time deposits $100,000 and over          19,245                     14,397
                                        --------                -----------

   Total interest-bearing deposits       95,739                     78,255

   Total noninterest-bearing deposits     6,941                      5,157
                                        --------                -----------

        Total                          $102,680                    $83,412
                                        ========                ===========

Liquidity.
     The Company maintains sufficient liquidity in order to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand. Funding and cash flows can also be realized from the available-for-sale portion of the securities portfolio and paydowns from the loan portfolio. We have established a limited number of alternative or secondary sources to provide additional liquidity and funding sources when needed to support lending activity. These alternative funding sources currently include unsecured federal funds lines of credit from two correspondent banks aggregating approximately $5,500 million; secured repurchase agreement line of credit from a correspondent bank based upon the market value of pledged securities; and a secured line of credit in the amount of approximately $1 million from the Federal Reserve Bank of Cleveland. Additionally, the Bank became a member of the Federal Home Loan Bank of Cincinnati ("FHLB") in 1999. Although the Bank has not, as yet, borrowed from the FHLB, the Bank has the ability to borrow approximately $6.7 million based on the level of residential loans in the Bank's portfolio as of June 30, 2000 which serve as collateral for this type of borrowing. The only borrowings on our balance sheet at December 31, 1999 were in the form of customer repurchase agreements totaling $2.4 million. Borrowings at June 30, 2000, totaled approximately $3.2 million. Of this amount $2.6 million was in the form of customer repurchase agreements. The remainder of the borrowings consisted of a $600,000 unsecured note in the name of the Company utilized to meet the Bank's short-term capital needs (See also "Capital"). These repurchase agreements provide our customers cash management services. The need for future borrowing arrangements above current levels will be evaluated by management, with consideration given to the growth prospects of our loan portfolio, liquidity needs, cost of deposits, market conditions and other factors. We believe that we have adequate sources of funds to meet existing commitments to both borrowers and to depositors.

Capital.
     Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. The Company's capital to assets ratio was 7.42% at June 30, 2000, compared to 8.69% at December 31, 1999.

     The order of Federal Deposit Insurance Corporation Insurance, dated October 14, 1997 authorizing deposit issuance for the Bank, was approved subject to the capital condition that beginning paid in capital funds of not less than $7.7 million be provided, and that a ratio of "Tier 1" capital to "total assets" of not less than 8 percent, in addition to a fully funded loan loss reserve, shall be maintained during the first three years of operation. We have enjoyed significant growth during our nearly three years of operation. Total assets have grown over $20 million or 21.6% from December 31, 1999 to June 30, 2000. The growth in deposits has provided the necessary volume to fund new loans. Loan demand has remained consistently good over the past 6 months. In order for the Bank to maintain the required "Tier i" Capital to total assets of 8% as stipulated by this order, the Company borrowed $600,000 from a correspondent bank and has injected these funds as a capital addition to the Bank. This capital injection moved the the Bank Tier 1 capital ratio above the 8% level, thus meeting the requirements of the FDIC order of insurance. The indebtedness is evidenced by a note at the prime rate of interest, maturing December 30, 2000, and on an unsecured basis. We are currently seeking alternative and more permanent sources of capital to retire the Company debt and to support the continued growth in total assets of the Bank.

Asset/Liability Management and Market Risk
     Asset liability management control is designed to insure safety and soundness, maintain liquidity and regulatory capital standards and achieve acceptable net interest income. We consider interest rate risk to be our most significant market risk. Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates. Our interest rate sensitivity position is influenced by the distribution of interest-earning assets and interest-bearing liabilities among the maturity categories. Changes in interest rates can affect the rate at which pre-payments occur. Should interest rates risem the rate of pre-payments, particularly on fixed rate loans, may slow, whereas a falling rate environment could have the opposite effect.

      We regularly monitor interest rate risk in relation to prospective market and business conditions. Our board of directors sets policy guidelines establishing minimum limits on our interest rate risk exposure. The Asset/Liability Management Committee of our board of directors monitors and manages interest rate risk to maintain an acceptable level of change to net interest income resulting from market interest rate changes. We monitor and adjust exposure to interest rate fluctations as influenced by our loan and deposit protfolios.

      On a quarterly basis, we use an earnings simulation model to analyze net interest income sensitivity and the resulting net interest margin. Net interest margin ("NIM") expresses net interest income as a percentage of average earning assets. This model projects the effect of instantaneous movements in interest rates (rate shock) to the extent of a 400 basis point movement in either direction. Rate shock is a method for stress testing the net interest spread and NIM over the next four quarters using certain growth assumptions under several rate change levels. These levels span four 100 basis point increments un either direction from the current interest rates. Potential changes in market interest rates and their subsequent effect on interest income are the evaluated. We use these financial models to measure and interpret the degree of interest rate risl rate environments. The reults of these analyses are reported to First Security Bank's board of directors quarterly.

New Accounting Pronouncements
See NOTE 1 to financial statements for a discussion of recent accounting pronouncements.

Part II  Other Information

Item 6. Exhibits and Reports on Form 8-K.
        (a) Exhibits
            The Exhibits listed on the Exhibit Index of this Form 10-QSB are filed as part of this report.
        (b) Reports on Form 8-K.
            No reports on Form 8-K were filed during the quarter ended
            June 30, 2000.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                First Security Bancorp, Inc.


Date:  August 14, 2000                          John S. Shropshire
                                                President and CEO
                                                (Principal Executive Officer)

Date:  August 14, 2000                          Ben A. New
                                                Vice President/Controller
                                                (Principal Financial and
                                                Accounting Officer)

                                  EXHIBITS


     1 Form of Sales Agency Agreement between First Security Bancorp, Inc. and Winebrenner Capital Partners, LLC (incorporated by reference to exhibit 1 of the corporation's registration statement on Form SB-2 [333-43444])

     3.1 Articles of Incorporation of First Security Bancorp, Inc. (incorporated by reference to exhibit 3.1 of the corporation's registration statement on Form SB-2 [333-43444])

     3.2 Articles of Amendment to Articles of Incorporation of First Security Bancorp, Inc (incorporated by reference to exhibit 3.2 of the corporation's registration statement on Form SB-2 [333-43444])

     3.3 Bylaws of First Security Bancorp, Inc.(incorporated by reference to exhibit 3.3 of the corporation's registration statement on Form SB-2 [333-43444])

     4.1 Articles of Incorporation of First Security Bancorp, Inc. (included in Exhibit 3.1)(incorporated by reference to exhibit 4.1 of the corporation's registration statement on Form SB-2 [333-43444])

     4.2 Articles of Amendment of Articles of Incorporation of First Security Bancorp, Inc., (included in Exhibit 3.2)(incorporated by reference to exhibit 4.2 of the corporation's registration statement on Form SB-2 [333-43444])

    10.1     Employment Agreement between First Security Bancorp, Inc. and
             John S. Shropshire (incorporated by reference to exhibit 10.1 of the corporation's registration statement on Form SB-2 [333-43444])

    10.2 Contract for Electronic Data Processing Services between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to exhibit 10.2 of the corporation's registration statement on Form SB-2 [333-43444])

    10.3 Outsource Contract between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to exhibit 10.3 of the corporation's registration statement on Form SB-2 [333-43444])

    10.4 Business/Manager(R)License Agreement between Private Business, Inc. and First Security Bank of Lexington, Inc.(incorporated by reference to exhibit 10.4 of the corporation's registration statement on Form SB-2 [333-43444])

    10.5 Agreement for Administration of Credit Card Program between Crittson Financial, LLC and First Security Bank of Lexington, Inc. (incorporated by reference to exhibit 10.5 of the corporation's registration statement on Form SB-2 [333-43444])

    10.6 Lease 400 East Main Street between Isaac and Teresa C. Lawrence and First Security Bank of Lexington, Inc. (incorporated by reference to exhibit 10.6 of the corporation's registration statement on Form SB-2 [333-43444])

    10.7 Lease between THOMCO, Inc.and First Security Bank of Lexington,Inc. (incorporated by reference to exhibit 10.7 of the corporation's registration statement on Form SB-2 [333-43444])

    10.8 Ground lease between Cherrywood Development, LLC and First Security Bank of Lexington, Inc.(incorporated by reference to exhibit 10.8 of the corporation's registration statement on Form SB-2 [No.333-43444])

    10.9 First Security Bank of Lexington, Inc. Stock Award Plan (incorporated by reference to exhibit 10.9 of the corporation's registration statement on Form SB-2 [No.333-43444])

    10.10 Form of Escrow Agreement between First Security Bancorp, Inc. and Peoples Bank and Trust Company, Inc.(incorporated by reference to exhibit 10.10 of the corporation's registration statement on Form SB-2 [No.333-43444])

    11       Statement re Computation of Per Share Earnings

    21 Subsidiaries of First Security Bancorp, Inc.(incorporated by reference to exhibit 21 of the corporation's registration statement on Form SB-2 [No.333-43444])

    27       Financial  Data  Schedule  for the six months  ended June 30,  2000

Exhibit 11  Statment regarding Computation of Per Share Earnings

See Item 1, Note 7 "Earnings Per Share" for calculations