Form 10QSB/A
period 2000-06-30
FIRST SECURITY BANCORP INC /KY/
filed 2000-10-18
CIK 1109610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.................................................4
Item 2. Management's Discussion and Analysis or Plan of Operation............10

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................18

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


     Recent Accounting Pronouncements: Beginning January 1, 2001, a new standard will require all derivatives to be recorded at fair value. Unless designated as hedges, change in these fair values will be recorded in the income statment. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.


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


Securities Available For Sale.
     Our investment portfolio consists primarily of U.S. Government agency securities. The amortized cost of investment securities decreased from $4.3 million as of December 31, 1999 to $3.7 million as of June 30, 2000. The decrease in investment securities was the result of funding loan growth which over time will have a favorable impact on earnings as loans typically earn higher yields than investment securities. The weighted average maturity of our investment portfolio was 4.5 years at June 30,2000 and 2.7 years at December 31, 1999.


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


Allowance Provision for Loan Losses.
     Comparing six months ended June 30, 2000 and 1999, the provision for loan losses declined slightly from $221,000 to $201,000. The decline in the provision for loan losses resulted primarily from the lower rate in commercial loan growth in 2000 over 1999 and the continued low level of delinquent and non-accrual loans. Additionally, net loan charge-offs remained low at $23,000.

     The allowance for loan losses increased to $997,000 at June 30, 2000, from $819,000 at December 31, 1999. Please refer to Note 3 of the financial statements for a summary of the changes in the allowance for loan losses account for the six months and three months ended June 30, 2000 and 1999.

     The allowance for loan losses is regularly evaluated by management and reported quarterly to our board of directors. Our management and board of directors maintain the allowance for loan losses at a level believed to be sufficient to absorb inherent losses in the portfolio at a point in time. Management's allowance for loan loss estimate consists of specific and general reserve allocations as influenced by various factors. Such factors include changes in lending policies and procedures; underwriting standards; collection, charge-off and recovery history; changes in national and local economic and business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations. To evaluate the loan portfolio, management has also established loan grading procedures. These procedures establish a grade for each loan upon origination which is periodically reassessed throughout the term of the loan. Grading categories include prime, good, satisfactory, fair, watch, substandard, doubtful, and loss. Specific reserve allocations are calculated for individual loans having been graded watch or worse based on the specific collectability of each loan. Loans graded watch or worse also include loans severely past-due and those not accruing interest. Loss estimates are assigned to each loan, which results in a portion of the allowance for loan losses to be specifically allocated to that loan.

The general reserve allocation is computed by loan category reduced by loans with specific reserve allocations and loans fully secured by certificates of deposit with us. Loss factors are applied to each category for which the cumulative product represents the general reserve. These loss factors are typically developed over time using actual loss experience adjusted for the various factors discussed above. As we are a newly organized bank, our historical loss experience is less reliable as a future predictor of inherent losses than that of a bank with a mature loss history. Until our own experience becomes fully developed, we have computed these factors utilizing local and Kentucky peer data from the Uniform Bank Performance Reports which we believe is representative of our loan customer base and is therefore a reasonable predictor of inherent losses in our portfolio.

We believe the allowance for loan losses at June 30, 2000 and December 31, 1999 was adequate. The relationship between the allowance for loan losses and loans did not change signficiantly during the periods presented as, based on the best information available, the overall credit quality of our loan portfolio has not changed. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.


Asset Quality.
As of June 30, 2000 and December 31, 1999, there were no loans 90 or more days past due. The level of loans 30 to 89 days past due increased from .01% at December 31, 1999, to .02% at June 30, 2000. We consider the delinquency levels to be of nominal level and not reflective of any adverse trends in overall asset quality.


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
                                        ========                ===========

Liquidity.
     The Company maintains sufficient liquidity in order to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand. Funding and cash flows can also be realized from the available-for-sale portion of the securities portfolio and paydowns from the loan portfolio. We have established a limited number of alternative or secondary sources to provide additional liquidity and funding sources when needed to support lending activity. These alternative funding sources currently include unsecured federal funds lines of credit from two correspondent banks aggregating approximately $5,500 million; secured repurchase agreement line of credit from a correspondent bank based upon the market value of pledged securities; and a secured line of credit in the amount of approximately $1 million from the Federal Reserve Bank of Cleveland. Additionally, the Bank became a member of the Federal Home Loan Bank of Cincinnati ("FHLB") in 1999. Although the Bank has not, as yet, borrowed from the FHLB, the Bank has the ability to borrow approximately $6.7 million based on the level of residential loans in the Bank's portfolio as of June 30, 2000 which serve as collateral for this type of borrowing. The only borrowings on our balance sheet at December 31, 1999 were in the form of customer repurchase agreements totaling $2.4 million. Borrowings at June 30, 2000, totaled approximately $3.2 million. Of this amount $2.6 million was in the form of customer repurchase agreements. The remainder of the borrowings consisted of a $600,000 unsecured note in the name of the Company utilized to meet the Bank's short-term capital needs (See also "Capital"). These repurchase agreements provide our customers cash management services. The need for future borrowing arrangements above current levels will be evaluated by management, with consideration given to the growth prospects of our loan portfolio, liquidity needs, cost of deposits, market conditions and other factors. Short term liquidity needs for periods of up to one year may be met through federal funds lines of credit borrowings and short term Federal Home Loan Bank advances. The Federal Home Loan Bank additionally offers advance programs of varying maturities for terms beyond one year.

Capital.
     Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. The Company's capital to assets ratio was 7.42% at June 30, 2000, compared to 8.69% at December 31, 1999.

     The order of Federal Deposit Insurance Corporation, dated October 14, 1997 authorizing deposit issuance for the Bank, was approved subject to the capital condition that beginning paid in capital funds of not less than $7.7 million be provided, and that a ratio of "Tier 1" capital to "total assets" of not less than 8 percent, in addition to a fully funded loan loss reserve, shall be maintained during the first three years of operation. We have enjoyed significant growth during our nearly three years of operation. Total assets have grown over $20 million or 21.6% from December 31, 1999 to June 30, 2000. The growth in deposits has provided the necessary volume to fund new loans. Loan demand has remained consistently good over the past 6 months. In order for the Bank to maintain the required "Tier i" Capital to total assets of 8% as stipulated by this order, the Company borrowed $600,000 from a correspondent bank and has injected these funds as a capital addition to the Bank. This capital injection moved the the Bank Tier 1 capital ratio above the 8% level, thus meeting the requirements of the FDIC order of insurance. The indebtedness is evidenced by a note at the prime rate of interest, maturing December 30, 2000, and on an unsecured basis. We are currently seeking alternative and more permanent sources of capital to retire the Company debt and to support the continued growth in total assets of the Bank.

     We have enjoyed significant growth during our nearly three years of operation. Total assets have grown over $20 million or 21.6% from December 31, 1999 to June 30, 2000. The growth in deposits has provided the necessary volume to fund new loans. Loan demand has remained consistently good over the past 6 months. Management anticipates that past growth trends will continue and be intensified with the opening of a third location in the fourth quarter of 2000. In addition, a contract has been signed for the purchase of a facility in downtown Lexington at a cost of $3.5 million. This location will replace our (and First Security Bank's) existing main office which is leased and significantly improves our downtown presence through both increased office space to support future growth and a drive through which we do not have at our current main office location. The transaction is anticipated to close prior to December 13, 2000. Management anticipates additional expenditures of approximately $350,000 to equip and prepare the building for use. Management believes we have sufficient capital to support the third location and new main office. However, growth caused First Security Bank's "Tier 1" capital ratio to fall slightly below the 8% level stipulated by the order granting FDIC insurance. In order to remedy the situation we have taken both short term and long term action. We borrowed $600,000 from a correspondent bank and injected these funds as a permanent capital addition to First Security Bank. This capital injection moved First Security Bank's Tier 1 capital ratio above the 8% level, thus meeting the requirements of the Federal Deposit Insurance Corporation. The indebtedness is evidenced by a note at the prime rate of interest and matures December 30, 2000, and on an unsecured basis. A contemporaneous stock offering will allow us to retire the $600,000 in debt and to support the continued growth in total assets of First Security Bank. Additionally, the requirement to maintain 8% in Tier 1 capital to total assets will expire in November 2000 after which First Security Bank then is only required to maintain 5% to be classified as well capitalized.

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

                                                /s/John S. Shropshire
Date:  October 16, 2000                         John S. Shropshire
                                                President and CEO
                                                (Principal Executive Officer)

                                                /s/Ben A. New
Date:  October 16, 2000                         Ben A. New
                                                Vice President/Controller
                                                (Principal Financial and
                                                Accounting Officer)

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

    10.2 Contract for Electronic Data Processing Services between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to exhibit 10.2 of the corporation's registration statement on Form SB-2 [333-43444])

    10.3 Outsource Contract between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to exhibit 10.3 of the corporation's registration statement on Form SB-2 [333-43444])

    10.4 Business/Manager(R)License Agreement between Private Business, Inc. and First Security Bank of Lexington, Inc.(incorporated by reference to exhibit 10.4 of the corporation's registration statement on Form SB-2 [333-43444])

    10.5 Agreement for Administration of Credit Card Program between Crittson Financial, LLC and First Security Bank of Lexington, Inc. (incorporated by reference to exhibit 10.5 of the corporation's registration statement on Form SB-2 [333-43444])

    10.6 Lease 400 East Main Street between Isaac and Teresa C. Lawrence and First Security Bank of Lexington, Inc. (incorporated by reference to exhibit 10.6 of the corporation's registration statement on Form SB-2 [333-43444])

    10.7 Lease between THOMCO, Inc.and First Security Bank of Lexington,Inc. (incorporated by reference to exhibit 10.7 of the corporation's registration statement on Form SB-2 [333-43444])

    10.8 Ground lease between Cherrywood Development, LLC and First Security Bank of Lexington, Inc.(incorporated by reference to exhibit 10.8 of the corporation's registration statement on Form SB-2 [No.333-43444])

    10.9 First Security Bank of Lexington, Inc. Stock Award Plan (incorporated by reference to exhibit 10.9 of the corporation's registration statement on Form SB-2 [No.333-43444])

    10.10 Form of Escrow Agreement between First Security Bancorp, Inc. and Peoples Bank and Trust Company, Inc.(incorporated by reference to exhibit 10.10 of the corporation's registration statement on Form SB-2 [No.333-43444])

    11 Statement regarding Earnings per shares (See Part 1 Item 1 Note 4 "Earnings Per Share" for calculations.)

    21 Subsidiaries of First Security Bancorp, Inc.(incorporated by reference to exhibit 21 of the corporation's registration statement on Form SB-2 [No.333-43444])

    27       Financial  Data  Schedule  for the six months  ended June 30,  2000

Exhibit 11  Statment regarding Computation of Per Share Earnings

See Item 1, Note 7 "Earnings Per Share" for calculations