Form 10QSB
period 2000-09-30
FIRST SECURITY BANCORP INC /KY/
filed 2000-11-13
CIK 1109610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

__X__Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                  For the quarterly period ended September 30, 2000

                                       or

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

                        _X_ Yes   ___ No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common stock, no par value - 1,266,717 shares outstanding as of November 8, 2000.

Transitional Small Business Disclosure Format (check one):

                        ___Yes      _X_No

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

                             First Security Bancorp, Inc.
                        Consolidated Balance Sheets (Unaudited)
                                  (in thousands)

                                             September 30    December 31
Assets                                           2000           1999

Cash & due from banks                         $ 2,795         $2,219
Federal funds sold                             14,570          9,053
                                               ------         ------
         Total cash & cash equivalents         17,365         11,272
Securities available for sale                   6,982          4,331
Loans                                          99,445         78,197
         Less allowance for loan losses        (1,109)          (819)
                                               ------         ------
Net loans                                      98,336         77,378
FHLB stock                                        220            117
Leasehold improvements, premises
 & equipment net                                1,375            758
Accrued interest receivable                       868            528
Other assets                                      115            131
                                              -------         ------
         Total Assets                        $125,261        $94,515
                                              =======        =======
Liabilities & Shareholders' Equity

Liabilities
         Deposits
Non-interest bearing                          $ 8,096        $ 5,157
Time deposits $100,000 and over                22,442         14,397
Other interest bearing                         82,895         63,858
                                              -------         ------
         Total Deposits                       113,433         83,412
Other borrowings                                1,499          2,382
Accrued interest payable                          589            387
Other liabilities                                 151            119
                                              -------         ------
         Total Liabilities                    115,672         86,300
Shareholders' Equity

Common stock no par value                       5,290          4,901
Paid-in Capital                                 5,290          4,901
Accumulated defecit                              (947)        (1,492)
Accumulated other comprehensive
 Income (loss)                                    (44)           (95)
                                              -------         ------
         Total Shareholders' Equity             9,589          8,215
                                              -------         ------
Total Liabilities and Shareholders' Equity   $125,261        $94,515
                                              =======         ======

                          First Security Bancorp, Inc.
                           Consolidated Statements of
                   Income and Comprehensive Income (Unaudited)
                             Three Months Ended and
                  Nine Months Ended September 30, 2000 and 1999
                      (in thousands, except per share data)

                                   Three Months Ended        Nine Months Ended
                                      September 30              September 30
                                    2000        1999         2000        1999
Interest Income

     Loans, including fees        $2,226      $1,313       $6,146      $3,180
     Securities - taxable             79          60          194         142
     Federal funds sold              213         101          446         338
     Other                             4           1           10           2
                                   -----       -----        -----       -----
                                   2,522       1,476        6,796       3,662
Interest Expense

     Deposits                      1,541         811        4,010       2,026
     Other Borrowings                 30           -           56           -
                                   -----         ---        -----       -----
                                   1,571         811        4,066       2,026
                                   -----         ---        -----       -----
Net Interest Income                  951         664        2,730       1,636

Provision for loan losses            112         180          313         401
                                   -----         ---        -----        ----
Net interest income after
  provision for loan loss            839         484        2,417       1,235
Noninterest Income
     Service charges and
      fees on deposits                35          23           94          54
     Other                            16          12           43          32
                                      --          --           --          --
                                      51          35          137          86
Noninterest expense
     Salaries and
       employee benefits             355         271          980         812
     Occupancy                        58          54          172         155
     Equipment                        26          26           76          81
     Advertising                      14          21           71          53
     Professional Fees                32          12          171          42
     Bank franchise tax               18          18           55          53
     Other                           177         101          484         269
                                     ---         ---         ----         ---
                                     680         503        2,009       1,465
                                     ---         ---         ----         ---

Net Income (loss)                   $210        $ 16        $545       $(144)
                                     ===         ====         ===         ===
Other Comprehensive Income (Loss)

  Other comprehensive income          68         (14)          51        (73)
                                     ----        ----         ----       ----

  Comprehensive income              $278        $  2         $596      $(217)
                                     ===         ====          ===      =====

Weighted average shares common outstanding:
     Basic                           1,001      1,000        1,000       1,000
     Diluted                         1,032      1,020        1,028       1,020

Earnings per share:
     Basic                            $.21       $.02         $.54       $(.14)
     Diluted                           .20        .02          .53        (.14)


                          First Security Bancorp, Inc.
            Consolidated Statement of Changes In Shareholders' Equity
              (in thousands, except for share data) (unaudited)

                                                                                 Accumulated
                                                    Additional                   Other            Total
                               --Common Stock--     Paid-In     Retained         Comprehensive    Shareholders'
                              Shares      Amount    Capital     Earnings         Income (Loss)    Equity

Balance January 1, 2000        1,000     $4,901       $4,901    $(1,492)           $(95)          $8,215

Net change in accumulated
   other comprehensive income
   (Loss)                                                                            51               51

Issuance of Common Stock          54        389          389                                         778

Net Income                                                          545                              545
                               -----      -----       ------     ------            ----            -----
Balance September 30, 2000     1,054     $5,290       $5,290    $  (947)          $ (44)          $9,589
                               =====      =====       ======    =======           =====           ======

                          First Security Bancorp, Inc.
                      Statements of Cash Flows (unaudited)
                  Nine Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                                   2000    1999

Cash flows from Operating Activities:
Net income (loss)                                                  $545   $(144)
Adjustments to reconcile net income (loss) to net
   cash from operating activities
   Depreciation                                                      94      86
   Amortization and accretion on available
       for sale securities, net                                       2       4
   Provision for loan losses                                        313     401
   Federal Home Loan Bank Stock dividends                           (10)     (2)
   Change in assets and liabilities:
       Accrued interest receivable                                 (340)   (344)
       Other assets                                                  16     (23)
       Accrued interest payable                                     202     151
       Other liabilities                                             32       6
                                                                    ---     ----
            Net cash from operating activities                      854     135

Cash flows from investing activities
   Net change in loans                                          (21,271)(33,902)
   Activity in available for sale securities
        Prepayments                                                  94      73
        Maturities                                                1,500   2,500
        Purchases                                                (4,196) (2,002)
   Leasehold improvements and net purchases of
     premises and equipment                                        (711)    (50)
   Purchases Federal Home Loan Bank stock                           (93)    (86)
                                                                 ------  ------
            Net cash from investing activities                  (24,677)(33,467)

Cash flows from financing activities
   Net change in deposits                                        30,021  33,906
   Net changes in other borrowings                                 (883)      -
   Issuance of common stock                                         778
                                                                  -----   -----
   Net cash from financing activities                            29,916  33,906
                                                                 ------  ------
Net change in cash and cash equivalents                           6,093     574

Cash and cash equivalents at beginning of period                 11,272   6,917
                                                                 ------  ------
Cash and cash equivalents at end of period                      $17,365 $ 7,491
                                                                 ======  ======
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:  Interest                       $3,864 $ 1,876

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

     Recent Accounting Pronouncements: Beginning January 1, 2001, a new standard will require all derivatives to be recorded at fair value. Unless designated as hedges, change in these fair values will be recorded in the income statment. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect as the Bank has no derivatives.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's Form S-4 Registration Statement, No.333-33350 or Form SB-2, No. 333-43444.

NOTE 2 - SECURITIES

Securities were as follows:                          Gross       Gross
                                        Amortized  Unrealized  Unrealized  Fair
                                          Cost        Gains      Losses    Value
                                        ---------  ----------  ----------  -----
                                                       (in thousands)
Available for Sale

September 30, 2000
  U.S. Treasury securities              $  250         $ -       $ (1)    $  249
  U.S. Government agency securities      5,516           5        (38)     5,183
  Mortgage-backed                        1,540          12        (22)     1,530
                                         -----         ---        ----     -----
    Total debt securities                7,006          17        (61)     6,962
  Equity securities                         20           -          -         20
                                        ------         ---      ------    ------
    Total                               $7,026         $17      $ (61)    $6,982
                                         =====         ===      ======    ======
December 31, 1999
     U.S. Treasury securities           $  250         $ -      $  (2)    $  248
     U.S. Government agency securities   3,501           -        (67)     3,434
     Mortgage-backed                       655           -        (26)       629
                                         -----         ---        ----     -----
       Total debt securities             4,406           -        (95)     4,311
     Equity securities                      20           -          -         20
                                         -----         ---        ----     -----
       Total                            $4,426         $ -       $(95)    $4,331
                                         =====         ===        ====     =====

Securities pledged at September 30, 2000 and year-end 1999 had carrying amounts of $2.4 million, and $3.6 million, and were pledged to secure customer repurchase agreements. There were no securities sales during the first nine months of 2000 or during 1999.

NOTE 3 - LOANS

Loans were as follows:
                                              September 30 December 31
                                                  2000        1999
                                                  ----        ----
                                                   (in thousands)

Commercial                                     $28,794       $26,596
Mortgage loans on real estate:
  Commercial                                    48,655        35,855
  Residential                                   11,053         7,450
Consumer                                        10,943         8,296
                                                ------         -----
                                               $99,445       $78,197
                                                ======        ======
Changes in the allowance for loan losses were as follows:

                                       Three Months Ended     Nine Months Ended
                                          September 30          September 30

                                         2000      1999       2000        1999
                                         ----      ----       ----        ----
                                                     (in thousands)
Beginning balance                       $ 997     $ 554      $ 819       $ 335
  Loans charged off                        (0)        1        (23)         (3)
  Recoveries                                -         -          -           -
  Provision for loan losses               112       180        313         401
                                         ----      ----       ----        ----
Ending Balance                         $1,109     $ 733     $1,109       $ 733
                                         ====      ====      =====       =====

The Bank did not have any impaired or non-performing loans during any of the periods presented.

NOTE 4 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                            Three Months Ended Nine Months Ended
                                                September 30      September 30

                                             2000      1999     2000       1999
                                             ----      ----     ----       ----
                                           (in thousands, except per share data)
Basic
  Net Income                                 $ 210      $ 16  $  545      $(144)

  Weighted average common shares             1,001     1,000   1,000      1,000

Basic earnings per common share                .21       .02  $  .54      $(.14)

Diluted
  Net income                                  $210      $ 16  $  545      $(144)

  Weighted average common shares             1,000     1,000   1,001      1,000

  Add:  Dilutive effects of assumed exercises
    of stock warrents                           31        20      28         20
                                             -----     -----    -----     -----
  Average shares and dilutive potential
    common shares                            1,032     1,020    1,028     1,020
                                             =====     =====    =====     =====
Diluted earnings per common share              .20       .02   $  .53     $(.14)

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

NOTE 6 - REAL ESTATE PURCHASE
     On September 14, 2000, the Company entered into a contract to purchase an existing 24,000 square foot banking facility in downtown Lexington which will serve to replace the current main office which is leased. The acquisition is expected to cost $3.5 million and to be consummated prior to year end 2000. Management also intends to invest an additional $350,000 to equip and prepare the building for its use.

NOTE 7 - STOCK OFFERING
     On September 29, 2000, the Company obtained approval from the Securities and Exchange Commission to offer for sale an additional 500,000 shares of common stock at $16.00 per share. The subscription period of the offering is at the Board of Directors' discretion, but cannot be extended beyond February 28, 2001. The Company sold 54,000 shares as of September 30, 2000. If all shares of the offering are sold, issuance proceeds, net of direct costs, will total $7.6 million.


       Part I Item 2.

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

Overview

Net income for the nine months ending September 30, 2000 was $545,000, up from a net loss of $144,000 for the same period in 1999. Earning assets increased from $90.9 million as of December 31, 1999, to $120.1 million as of September 30,2000 contributing to the increase in net income. Net loans increased from $77.4 million as of December 31, 1999 to $98.3 million as of September 30, 2000. Net loans represent the largest earning asset for the Bank. The growth in earning assets was funded by new deposits. Total deposits increased from $83.4 million as of December 31, 1999 to $113.4 million as of September 30, 2000.

A third location, scheduled to open during the fourth quarter of 2000, is anticipated to significantly expand deposits, establish a broader market area within the community, and support the growth of an even larger earning asset base. Also, the Company is in process of offering for sale 500,000 shares of common stock the proceeds of which will be used to support our continuing growth and the purchase of a new main office. See Note 6 and 7 in the financial statements and "Capital" for additional discussion.


                             Results of Operations

Net Interest Income

Year- to- date net interest income increased from $1.6 million as of September 30, 1999, to $2.7 million as of September 30, 2000. This represents an increase of $1.1 million or 68.8%. Net interest income increased from $664,000 for the quarter ending September 30, 1999 to $951,000 for the quarter ending September 30, 2000. The increases in net interest income resulted in part, from volume increases in earning assets, supplemented to a lesser degree, by an upward movement in yields on earning assets. Net earning assets increased $22.1 million from December 31, 1999, to September 30, 2000. The weighted average yield on earning assets increased from 7.68% to 8.41% for the same period.

Non Interest Income and Expenses

Non interest income is comprised primarily of service charges on deposit accounts. Total non-interest income increased from $86,000 to $137,000 for the nine months ending September 30, 1999 and 2000, respectively. Amounts were $51,000 and $35,000 for the quarters ending September 30, 2000 and 1999, respectively. We anticipate that service charge income will continue to grow commensurate with the growth in our deposit base.

Non Interest Expense

Total non interest expense was $2.0 million for the nine months ended September 30, 2000, versus $1.5 million for the nine months ended September 30, 1999. Total non-interest expense for the quarter ending September 30, 2000, was $680,000 versus $503,000 for the quarter ending September 30, 1999. The primary components of non-interest expense are salaries and benefits and costs associated with occupancy and equipment.

Salaries and employee benefits were $980,000 and $812,000 for the nine months ended September 30, 2000, and 1999, respectively. The quarterly amounts were $355,000 and $271,000, respectively. The number of full time equivalent employees increased from 22 at September 30, 1999, to 27 at September 30, 2000. The additional employees were hired in order to staff the third location scheduled to open later this year.

Occupancy and equipment expenses increased $12,000 for the nine month period ended September 30, 2000 verses the nine month period ended September 30, 1999 at $236,000 and $248,000, respectively. These expenses were relatively stable for the quarter ending September 30, 2000 and September 30, 1999 at $84,000 and $80,000, respectively.

Expenses for professional fees have increased significantly when comparing the nine month period ended September 30, 1999 to the same period in 2000. The $129,000 increase is primarily due to the formation of the holding company, registering our stock with the SEC, and preparing for a secondary stock offering.

Securities Available for Sale

Our investment portfolio consists primarily of U.S. Government agency securities. The amortized cost of investment securities increased from $4.4 million as of December 30, 1999 to $7.0 million as of September 30, 2000. Excess liquidity was transferred from lower yielding federal funds to higher yielding investment securities. The weighted average maturity of our investment portfolio was 4.1 years at September 30, 2000 and 2.7 years at December 31, 1999.

Loans

Net loans increased $21.0 million from December 31, 1999 to September 30, 2000. The largest growth, $16.4 million, occurred in the real estate portfolios. Please refer to note 3 of the financial statements to see the outstanding loans by type, at September 30, 2000 and December 31, 1999.

We have a significant amount of our loans to commercial and commercial real estate borrowers. At September 30, 2000, approximately 77.9% of our loan portfolio was in loans to commercial businesses and commercial real estate borrowers. The growth of commercial loans and commercial real estate loans is a result of increased marketing and competitive pricing in our primary market. We expect to continue attracting new commercial and commercial real estate borrowers, but future loan growth in these areas of our portfolio will likely not be at a pace consistent with past increases. Our loan portfolio is primarily to customers within the Fayette County area. We wish to increase our penetration in the consumer loan market and believe that our third location will build new consumer relationships.

Allowance and Provision for Loan Losses

Comparing nine months ended September 30, 2000 and 1999, the provision for loan losses declined from $401,000 to $313,000. The provision for loan losses also declined from $180,000 to $112,000 comparing the third quarter 2000 with the same period in 1999. The decline in the provision for loan losses resulted primarily from the lower rate in commercial loan growth in 2000 over 1999, and the continued low level of delinquent and non-accrual loans. Additionally, year to date net charge-offs for 2000 remained low at $23,000.

The allowance for loan losses increased to $1.1 million at September 30, 2000, from $819,000 at December 31, 1999. Please refer to Note 3 of the financial statements for a summary of the changes in the allowance for loan losses accounts for the nine months and three months ended September 30, 2000 and 1999.

     The allowance for loan losses is regularly evaluated by management and reported quarterly to our board of directors. Our management and board of directors maintain the allowance for loan losses at a level believed to be sufficient to absorb inherent losses in the portfolio at a point in time. Management's allowance for loan loss estimate consists of specific and general reserve allocations as influenced by various factors. Such factors include changes in lending policies and procedures; underwriting standards; collection, charge-off and recovery history; changes in national and local economic and business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations. To evaluate the loan portfolio, management has also established loan grading procedures. These procedures establish a grade for each loan upon origination which is periodically reassessed throughout the term of the loan. Grading categories include prime, good, satisfactory, fair, watch, substandard, doubtful, and loss. Specific reserve allocations are calculated for individual loans having been graded watch or worse based on the specific collectability of each loan. Loans graded watch or worse also include loans severely past-due and those not accruing interest. Loss estimates are assigned to each loan, which results in a portion of the allowance for loan losses to be specifically allocated to that loan.
     The general reserve allocation is computed by loan category reduced by loans with specific reserve allocations and loans fully secured by certificates of deposit with us. Loss factors are applied to each category for which the cumulative product represents the general reserve. These loss factors are typically developed over time using actual loss experience adjusted for the various factors discussed above. As we are a newly organized bank, our historical loss experience is less reliable as a future predictor of inherent losses than that of a bank with a mature loss history. Until our own experience becomes fully developed, we have computed these factors utilizing local and Kentucky peer data from the Uniform Bank Performance Reports which we believe is representative of our loan customer base and is therefore a reasonable predictor of inherent losses in our portfolio.
     We believe the allowance for loan losses at September 30, 2000 and December 31, 1999 was adequate. The relationship between the allowance for loan losses and loans did not change signficiantly during the periods presented as, based on the best information available, the overall credit quality of our loan portfolio has not changed. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

Asset Quality

As of September 30, 2000 and December 31, 1999, there were no loans 90 or more days past due. The level of loans 30 to 89 days past due decreased from .12% at December 31, 1999, to .04% at September 30, 2000. We consider the delinquency levels to be nominal and not reflective of any adverse trends in overall asset quality.

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

     The table below illustrates our deposits by major categories as of September 30, 2000 and December 31, 1999;

DEPOSITS
                                      September 30              December 31
                                          2000                      1999
                                        ---------               ------------
                                                  (in thousands)

Interest-bearing demand deposits        $15,743                    $17,499

Savings deposits                         11,386                      6,598

Time deposits                            55,766                     39,772

Time deposits $100,000 and over          22,442                     14,397
                                        --------                -----------

   Total interest-bearing deposits      105,337                     78,255

   Total noninterest-bearing deposits     8,096                      5,157
                                       --------                -----------

        Total                          $113,433                    $83,412
                                       ========                ===========

Liquidity.
     The Company maintains sufficient liquidity in order to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand. Funding and cash flows can also be realized from the available-for-sale portion of the securities portfolio and paydowns from the loan portfolio. We have established a limited number of alternative or secondary sources to provide additional liquidity and funding sources when needed to support lending activity. These alternative funding sources currently include unsecured federal funds lines of credit from two correspondent banks aggregating approximately $6.0 million; secured repurchase agreement line of credit from a correspondent bank based upon the market value of pledged securities; and a secured line of credit in the amount of approximately $1 million from the Federal Reserve Bank of Cleveland. Additionally, the Bank is a member of the Federal Home Loan Bank of Cincinnati ("FHLB"). Although the Bank has not, as yet, borrowed from the FHLB, the Bank has the ability to borrow approximately $9.4 million based on the level of residential loans in the Bank's portfolio as of September 30, 2000 which serve as collateral for this type of borrowing. The only borrowings on our balance sheet at December 31, 1999 were in the form of customer repurchase agreements totaling $2.4 million. Borrowings at Setpember 30, 2000, totaled approximately $1.5 million. Of this amount $900,000 was in the form of customer repurchase agreements. The remainder of the borrowings consisted of a $600,000 unsecured note in the name of the Company utilized to meet the Bank's short-term capital needs (See also "Capital"). These repurchase agreements provide our customers cash management services. The need for future borrowing arrangements above current levels will be evaluated by management, with consideration given to the growth prospects of our loan portfolio, liquidity needs, cost of deposits, market conditions and other factors. Short term liquidity needs for periods of up to one year may be met through federal funds lines of credit borrowings and short term Federal Home Loan Bank advances. The Federal Home Loan Bank additionally offers advance programs of varying maturities for terms beyond one year.

Capital.
     Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. The Company's capital to total assets was 7.66% at September 30, 2000, compared to 8.69% at December 31, 1999.

     The order of Federal Deposit Insurance Corporation, dated October 14, 1997 authorizing deposit issuance for the Bank, was approved subject to the capital condition that beginning paid in capital funds of not less than $7.7 million be provided, and that a ratio of "Tier 1" capital to "average total assets" of not less than 8 percent, in addition to a fully funded loan loss reserve, shall be maintained during the first three years of operation.

     We have enjoyed significant growth during our nearly three years of operation. Total assets have grown over $30 million or 32.5% from December 31, 1999 to Setptember 30, 2000. The growth in deposits has provided the necessary volume to fund new loans. Loan demand has remained consistently strong over the past 9 months. Management anticipates that past growth trends will continue and be intensified with the opening of a third location in the fourth quarter of 2000. In addition, a contract has been signed for the purchase of a facility in downtown Lexington at a cost of $3.5 million. This location will replace our (and the Bank's) existing main office which is leased and significantly improves our downtown presence through both increased office space to support future growth and a drive through which we do not have at our current main office location. The transaction is anticipated to close prior to December 13, 2000. Management anticipates additional expenditures of approximately $350,000 to equip and prepare the building for use. Management believes we have sufficient capital to support the third location and new main office. However, growth caused First Security Bank's "Tier 1" capital ratio to fall slightly below the 8% level stipulated by the order granting FDIC insurance. In order to remedy the situation we have taken both short term and long term action. We borrowed $600,000 from a correspondent bank and injected these funds as a permanent capital addition to First Security Bank. This capital injection moved First Security Bank's Tier 1 capital ratio above the 8% level, thus meeting the requirements of the Federal Deposit Insurance Corporation. The indebtedness is evidenced by a note at the prime rate of interest and matures December 30, 2000, and is on an unsecured basis. A contemporaneous stock offering allowed us to retire the $600,000 in debt on November 7, 2000 and will support the continued growth in total assets of First Security Bank. Additionally, the requirement to maintain 8% in Tier 1 capital to total assets will expire in November 2000 after which the Bank then is only required to maintain 5% to be classified as well capitalized.


Asset/Liability Management and Market Risk
     Asset liability management control is designed to insure safety and soundness, maintain liquidity and regulatory capital standards and achieve acceptable net interest income. We consider interest rate risk to be our most significant market risk. Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates. Our interest rate sensitivity position is influenced by the distribution of interest-earning assets and interest-bearing liabilities among the maturity categories. Changes in interest rates can affect the rate at which pre-payments occur. Should interest rates rise, the rate of pre-payments, particularly on fixed rate loans, may slow, whereas a falling rate environment could have the opposite effect.

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

     On a quarterly basis, we use an earnings simulation model to analyze net interest income sensitivity and the resulting net interest margin. Net interest margin ("NIM") expresses net interest income as a percentage of average earning assets. This model projects the effect of instantaneous movements in interest rates (rate shock) 100 basis point increments up to a 400 basis point movement in either direction. Rate shock is a method for stress testing the net interest spread and NIM over the next four quarters using certain growth assumptions under several rate change levels. Potential changes in market interest rates and their subsequent effect on interest income are the evaluated. We use these financial models to measure and interpret the degree of interest rate risk environments. The reults of these analyses are reported to the Bank's board of directors quarterly.

New Accounting Pronouncements
See NOTE 1 to financial statements for a discussion of recent accounting pronouncements.

Part II  Other Information

Item 6. Exhibits and Reports on Form 8-K.
        (a) Exhibits
            The Exhibits listed on the Exhibit Index of this Form 10-QSB are filed as part of this report.
        (b) Reports on Form 8-K.
            The Company filed a report on Form 8-K disclosing the Company's announcement of it's second quarter earnings through a press release on October 16, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                First Security Bancorp, Inc.

                                                /s/John S. Shropshire
Date:  November 13, 2000                        John S. Shropshire
                                                President and CEO
                                                (Principal Executive Officer)

                                                /s/Ben A. New
Date:  November 13, 2000                        Ben A. New
                                                Vice President/Controller
                                                (Principal Financial and
                                                Accounting Officer)

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

    21 Subsidiaries of First Security Bancorp, Inc.(incorporated by reference to exhibit 21 of the corporation's registration statement on Form SB-2 [No.333-43444])

    27       Financial Data Schedule for the nine months ended September 30,2000

Exhibit 11  Statment regarding Computation of Per Share Earnings

See Item 1, Note 4 "Earnings Per Share" for calculations