Form 10KSB
period 2000-12-31
FIRST SECURITY BANCORP INC /KY/
filed 2001-03-29
CIK 1109610

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

_X_ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

___ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________
                        Commission File Number 333-33350

                          FIRST SECURITY BANCORP, INC.
                 (Name of Small Business Issuer in Its Charter)

------------------------------------------------------------- ------------------

         Kentucky                                      61-1364206
         --------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)
------------------------------------------------------------- ------------------
400 East Main Street, Lexington, Kentucky                           40507
-----------------------------------------                           -----
(Address, of Principal Executive Offices)                        (Zip Code)
Issuer's Telephone Number, Including Area Code:  (859)367-3700
                                                 -------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Not Applicable

State issuer's revenues for its most recent fiscal year:  $9,777,000

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 26, 2001: $10,340,066.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                             Outstanding at March 26, 2001
---------------------------                       -----------------------------
Common Stock, no par value                                    1,456,250

Transitional Small Disclosure Format:  Yes ___     No  X
                                                      ---

                          FIRST SECURITY BANCORP, INC.

                                Table of Contents

                                     Part I

Item                                                                        Page

1.       Description of Business...............................................3

2.       Description of Property..............................................14

3.       Legal Proceedings....................................................15

4.       Submission of Matters to a Vote of Security Holders..................15

                                     Part II

5.       Market for Common Equity and Related Stockholder Matters.............15

6.       Management's Discussion and Analysis or Plan of Operation............16

7.       Financial Statements.................................................34

8.       Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................56

                                    Part III

9.       Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a)of the Exchange Act.....................56

10.      Executive Compensation...............................................59

11.      Security Ownership of Certain Beneficial Owners and Management.......61

12.      Certain Relationships and Related Transactions.......................63

                                     Part IV

13.      Exhibits, Lists and Reports on Form 8-K..............................63

Signatures....................................................................65

Exhibit Index.................................................................67

                                  Part I

Item 1. Description of Business

General

         First Security Bancorp has conducted no business since its formation (and has no expectation to conduct any business in the foreseeable future) apart from its ownership of First Security Bank. First Security Bank, as presently constituted, was organized in 1997. First Security Bank actively competes on the local and regional levels with other commercial banks and financial institutions for all types of deposits, loans and the financial and other services which it offers. First Security Bank's general market area consists of Fayette County, Kentucky and the surrounding counties. First Security Bank is subject to competition not only from other banks and savings and loan associations located in the First Security Bank service area, but from a number of financial service entities that are competing for deposits and loans and providing financial management services. These other entities include money market funds, finance companies, investment banking firms, insurance companies, pension funds and large retail organizations. Many of the banks and other financial institutions with which First Security Bank competes have capital and resources substantially in excess of First Security Bank's capital and resources. See "Competition" below.

         First Security Bank is one of 17 commercial banks and thrift institutions with offices located in Fayette County, Kentucky, which is the Bank's primary market area. As of December 31, 2000, the Bank had total assets of $134 million and total deposits of $116 million.

         First Security Bank engages in a wide range of commercial and personal banking activities, including the usual acceptance of deposits for checking, savings and time deposit accounts; extension of secured and unsecured loans to corporations, individuals and others; issuance of letters of credit; rental of safe deposit boxes; and financial counseling for institutions and individuals. First Security Bank's lending services include commercial, industrial, real estate, installment, credit cards and participation in loans with other banks.

     First Security Bank offers convenient banking hours with the main office lobby open from 8:00 a.m. to 5:30 p.m., Monday through Thursday, from 8:00 a.m. to 6:00 p.m. on Friday, and 9:00 a.m. to 12:00 p.m. on Saturday. The branch office lobbies are open from 8:30 a.m. to 5:00 p.m., Monday through Thursday, 8:30 a.m. to 6:00 p.m. on Friday and 9:00 a.m. to 12:00 p.m. on Saturday. Branch office drive-through windows are open from 8:30 a.m. to 6:00 p.m., Monday through Friday and 9:00 a.m. to 12:00 p.m on Saturday.

Selected Consolidated Financial Data

         The following table sets forth First Security Bancorp's selected historical financial information for 1998, 1999 and 2000. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes. Factors affecting the comparability of certain indicated periods are discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

                                           Years Ended December 31,
                                  (dollars in thousands, except per share data)

                                       2000              1999             1998
                                       ----              ----             ----

 Income Statement Data:

Interest income             $          9,568  $          5,387  $         2,118

Interest expense                       5,722              3,010           1,093

Net interest income                    3,846              2,377           1,025

Provision for loan losses                425                487             329

Noninterest income                       209                139              41

Noninterest expense                    2,777              2,007           1,845

Net income                               853                 22          (1,261)


 Balance Sheet Data:

Total assets                $        134,459  $        94,515   $        47,135

Total securities                      13,260            4,331             5,014

Total loans, net                     105,877           77,378            34,068

Allowance for loan losses              1,221              819               335

Total deposits                       115,543           83,412            38,613

Repurchase agreements and
 other short-term borrowings           1,393            2,382                 -

FHLB Advances                          1,049                -                 -

Total shareholders' equity            15,612            8,215             8,281


 Per Share Data:

Basic earnings per share    $            .81  $            .02  $         (1.26)

Diluted earnings per share               .79               .02            (1.26)

Book value                             11.03              8.22             8.28

 Performance ratios:

Return on average assets                 .74%              .03%          (4.01)%

Return on average common equity         8.63               .27           (14.13)

Net interest margin                     3.48              3.45             3.44

Efficiency ratio                          69                80              173



 Asset quality ratios:

Non-performing assets to total loans     ---%              ---%             .02%

Net loan charge-offs to average loans    .02               ---              .06

Allowance for loan losses               1.14              1.05              .97
 to total loans


 Capital ratios:

Average shareholders'equity
 to average total assets                8.66%            11.37%           28.42%

Leverage ratio                         12.04              9.39            19.40

Tier 1 risk-based capital ratio        13.46             10.47            22.40

Total risk-based capital ratio         14.52             11.50            23.30


 Other key data:

 End-of-period full-time
  equivalent employees                    30                22               21

 Number of bank offices                    3                 2                2


     Business Overview

              First Security Bank conducts a general banking business and serves as a full-service community financial institution offering a variety of products and services. These services include the receipt of deposits, making of loans, issuance of checks, acceptance of drafts, consumer and commercial credit operations and mortgage lending. First Security Bank's deposit products include basic, specialty and low-cost checking accounts and competitive savings and certificate of deposit accounts. First Security Bank's loan products include a variety of retail, commercial, mortgage and consumer products.

              Business Financial Services. First Security Bank offers products and services consistent with the goal of attracting a wide variety of customers, including small- to medium-sized business customers. First Security Bank actively pursues business checking accounts by offering competitive rates, telephone banking and other convenient services to its business customers. In some cases, First Security Bank requires business customers to maintain minimum balances. First Security Bank has also established relationships with one or more correspondent banks and other independent financial institutions to provide other services requested by customers, including cash management services and loan participation where the requested loan amount exceeds the lending limits imposed by law or by our policies.

         Consumer Financial Services. The retail banking strategy of First Security Bank is to offer basic banking products and services that are attractively priced and easily understood by the customer. First Security Bank focuses on making its products and services convenient and readily accessible to the customer. In addition to banking during normal business hours, First Security Bank's products and services are delivered via multiple channels, including extended drive-through hours, ATMs, telephone, mail, and by personal appointment. First Security Bank has two ATMs at its branch facilities and is a member of an ATM network which has ATMs at convenience stores and/or service stations. First Security Bank is exploring the establishment of Internet-based services. First Security Bank also provides debit and credit card services by contracting for such services and also offers safety deposit boxes, night depository, direct deposits, Series EE Savings Bond redemptions, cashier's and travelers checks and letters of credit.

         First Security Bank offers a variety of deposit accounts, including checking accounts, regular savings accounts, NOW accounts, money market accounts, sweep accounts, IRA accounts and certificate of deposit accounts. Although First Security Bank offers a range of consumer and commercial deposit accounts, it does not actively solicit (though it does accept) certificates of deposit in principal amounts greater than $100,000.

         Lending Practices. First Security Bank makes loans to individuals and businesses located within its market area. First Security Bank's loan portfolio consists of commercial loans, residential and commercial mortgage loans and personal loans. First Security Bank's legal lending limits under applicable regulations (based on the legal lending limits of 30% and 20%, respectively, of capital and surplus for secured and unsecured loans, respectively) are currently approximately $4.3 million and $2.9 million, respectively.

         Commercial loans are made primarily to small- and medium-sized businesses. These loans are secured and unsecured and are made available for general operating inventory and accounts receivable, as well as any other purposes considered appropriate. First Security Bank will generally look to a borrower's business operations as the principal source of repayment, but will also receive, when appropriate, security interests in personal property and/or personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and/or other assets of the commercial borrower.

         Commercial lending (including commercial real estate lending) involves more risk than residential real estate lending because loan balances are greater and repayment is dependent upon the borrower's operations. Additional risks in commercial lending include the following:

      o        local or national economic recession;

      o disruption of a business management team through death, removal or resignation;

      o        disputes with suppliers or governmental regulators; and

      o in the case of commercial real estate lending, loss of major tenants, environmental liabilities, and casualty risks.

First Security Bank attempts to minimize the risks associated with these transactions by generally limiting its exposure to owner-operated properties of customers with an established profitable history. In many cases, risk can be further reduced by limiting the amount of credit to any one borrower to an amount less than First Security Bank's legal lending limit and avoiding types of commercial real estate financing considered risky.

         First Security Bank originates residential mortgage loans with either fixed or variable interest rates. First Security Bank's general policy is to place most fixed rate loans in the secondary market. This policy is subject to review by management and may be revised as a result of changing market and economic conditions and other factors. First Security Bank does not retain servicing rights with respect to the secondary market residential mortgage loans that it originates. First Security Bank also offers home equity loans which are secured by prior liens on the subject residence, First Security Bank thereby generally taking a junior lien position on the subject residence.

         First Security Bank makes personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments. All of such loans are retained by First Security Bank.

         Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Risks associated with both consumer and residential mortgage lending include the following:

              o        financial instability resulting from the loss of a job;

              o        illness;

              o        bankruptcy;

              o        divorce;

              o        local or national economic recession; and

              o        decline in real estate values in central Kentucky market.

In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. First Security Bank underwrites its loans carefully, with a strong emphasis on the amount of the down payment, credit quality and history, employment stability and monthly income. These loans are expected generally to be repaid on a monthly repayment schedule with the payment amount tied to the borrower's periodic income. The generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to First Security Bank's efforts to serve the credit needs of its customer base.

         Although First Security Bank takes a progressive and competitive approach to lending, it stresses high quality in its loans. First Security Bank is subject to written loan policies that contain general lending guidelines and are subject to periodic review and revision by the First Security Bank Board of Directors Loan Policy Committee. These policies concern loan administration, documentation, approval and reporting requirements for various types of loans.

         First Security Bank seeks to make sound loans while recognizing that lending money involves a degree of business risk. First Security Bank's loan policies are designed to assist it in managing the business risk involved in making loans. These policies provide a general framework for First Security Bank's loan operations while recognizing that not all risk activities and procedures can be anticipated. First Security Bank's loan policies instruct lending personnel to use care and prudent decision-making and to seek the guidance of the Chief Credit Officer or the President and Chief Executive Officer of First Security Bank where appropriate.

         The loan policies address loan portfolio diversification and prudent underwriting standards, loan administration procedures, and documentation, approval and reporting requirements in light of First Security Bank's basic objectives of:

      o        granting loans on a sound and collectible basis;

      o investing First Security Bank funds profitably for the benefit of you and other shareholders and securely for the benefit of depositors; and

      o        serving the credit needs of the Lexington-Fayette County market.

         Such policies provide that:

      o individual officers of First Security Bank have personal lending authority within varied ranges;

      o credits in excess of an officer's lending authority but not in excess of $500,000 require the approval of First Security Bank's executive officers; and

      o credits in excess of $500,000 require the approval of the First Security Bank Board of Directors Loan Policy Committee.

         First Security Bank's loan policies provide general guidelines for loan-to-value ratios that restrict the size of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral, including the following loan-to-value ratios:

                           o        raw land (65%);

                           o        improved residential real estate lots (80%);

                           o        commercial real estate (80%); and

                           o        residences (90%).

         Regulatory and supervisory loan-to-value limits are established by the Federal Deposit Insurance Corporation Improvement Act of 1991. First Security Bank's internal loan-to-value limitations will follow these limits and will often be more restrictive than those required by the regulators. Loans made in excess of established supervisory ratios are periodically reported to the Board of Directors.

         First   Security   Bank's  loan   policies   generally   include  other
underwriting guidelines for loans secured by liens on real estate. These underwriting standards are designed to determine the maximum loan amount that a borrower has the capacity to repay based upon the type of collateral securing the loan and the borrower's income. Typically the borrower would be expected to have annual cash flow of 1.25 times required debt service. In addition, the loan policies require that First Security Bank obtain a written appraisal by a state certified appraiser for loans secured by real estate in excess of $250,000, subject to limited exceptions. The appraiser must be selected by First Security Bank and must be independent and licensed or state certified. First Security Bank may elect to conduct an in-house real estate evaluation for loans not exceeding $50,000. First Security Bank's loan policies also include maximum amortization schedules and loan terms for each category of loans secured by liens on real estate. Loans secured by commercial real estate are generally subject to a maximum term of 5 years and a maximum amortization schedule of 25 years. Loans secured by residential real estate with variable interest rates will have a maximum term and amortization schedule of 30 years. Except for five-year fixed rate residential mortgage loans, First Security Bank places in the secondary market all of its residential fixed-rate mortgage loans, thereby reducing its interest rate risk and credit risk. Loans secured by vacant land are generally subject to a maximum term of 3 years and a maximum amortization schedule of 10 years.

     First Security Bank's loan policies also establish guidelines on the aggregate amount of loans to any one borrower, providing as a guideline that no loan shall be granted where the aggregate liability of the borrower to First Security Bank will exceed $2.5 million on an unsecured basis or $4.0 million on a secured basis. This internal lending limit is subject to review and revision by the First Security Bank Board of Directors Loan Policy Committee from time to time.

         In addition, First Security Bank's loan policies provide guidelines for:

      o        personal guarantees;

      o        environmental policy review;

      o        loans to employees, executive officers and directors;

      o        problem loan identification;

      o        maintenance of a loan loss reserve; and

      o        other matters relating to First Security Bank's lending practices

         Investments. First Security Bank first strives to meet the credit needs of its community through making loans. Loan demand takes preference on investable funds up to an acceptable loan-to-deposit ratio, as periodically determined by the board of directors. Loan and investment opportunities are fully explored, and those offering the greatest return considering liquidity risk, and community requirements, will be given priority. First Security Bank's investment policy specifies that the overall portfolio objective is to maximize the long term total rate of return through active management of portfolio holdings, consistent with asset/liability, liquidity, tax equivalent yield, maturity and pledging guidelines. Permissible investments include debt instruments such as U.S. government securities, government sponsored agencies, municipal bonds, banker's acceptances, commercial paper, domestic certificates of deposit which are FDIC insured, mortgage-backed securities and collateralized mortgage obligations, and small business administration (SBA) pools. Participation in the federal funds market with other depository institutions is permitted. Investment in equity securities is very limited and only done in exceptional circumstances. All investments are made in accordance with our investment policy guidelines governing acceptable yields, maturities, investment selection and evaluation, and unsuitable investment practices.

         Real estate acquired by First Security Bank in satisfaction of or in foreclosure upon loans may be held, subject to a determination by a majority of its board of directors as to the advisability of retaining the property, for a period not to exceed sixty months after the date of acquisition or such longer period as the appropriate regulators may approve. First Security Bank will also be permitted to invest an aggregate amount not in excess of 40% of its capital in such real estate, including furniture and fixtures, as is necessary for the convenient transaction of its business. First Security Bank has no present plan to make any such investment though its board of directors may alter the investment policy without shareholder approval.

         Financial Planning. First Security Bank is exploring using a third party provider or creating a partnership, joint venture or other relationship to offer financial planning, investment services and insurance services through First Security Bank. The objective of offering these products and services would be to generate fee income and strengthen relationships with First Security Bank customers.

         Trust Services. First Security Bank does not have trust powers, but expects to explore establishing a relationship with a third-party provider for administrative trust services.

Data Management and Other Services

         Rather than expending the large sums required to conduct the data management function directly, First Security Bank has entered into an agreement with BSC, Inc. BSC provides, among other things, on-line facilities, daily financial report preparation, loan and deposit data processing and customer account statement preparation pursuant to an agreement with a remaining term of fifteen months. The fees under the BSC contract are currently $6,000 per month.

         Using BSC for these services is a more cost efficient alternative than hiring the personnel and purchasing the equipment required to perform such services in-house. In addition, First Security Bank has attempted to develop and maintain strong correspondent banking relationships that enable it to purchase other services such as check collection, purchase and sale of federal funds, wire transfer services and customer credit services, including selling participation in loans which would otherwise exceed First Security Bank's legal lending limits.

Personnel and Benefits

         The  operations of First  Security  Bank are staffed with  thirty-three
(33) employees, including six (6) part-time employees. The current staffing is categorized as follows:



                           Management

                           Chairman, President and Chief Executive Officer Executive Vice-President and Chief Credit Officer First Vice-President and Controller
                           Executive Administrator and Human Resources Officer Assistant Vice-President and Internal Auditor

                           Retail Operations

                           Three Branch Managers
                           Fourteen Tellers/New Accounts Staff
                           Two Marketing/Business Deposit Representatives Information Systems Analyst

                           Lending

                           Consumer/Installment/Mortgage Lender
                           Commercial Lender
                           New Business Development Officer
                           Senior Loan Administrator
                           Four Loan Support Employees

Management considers employee relations to be good. None of First Security Bank's employees are covered by a collective bargaining agreement.

Competition

         The banking business in the Lexington-Fayette County market area is highly competitive. Competition exists between state and national banks for deposits, loans and other banking services. First Security Bank is required to compete with numerous well-established financial institutions with vastly greater financial and human resources than those available to it.

         First Security Bank's market area has experienced substantial consolidation in recent years within the banking industry. Many of the area's locally owned or locally managed financial institutions have either been acquired by large regional bank holding companies or have been consolidated into branches. This consolidation has been accompanied by fee changes, branch closings, the dissolution of local boards of directors, management and branch personnel changes and, in our judgment, a decline in the level of personalized customer service. With recent changes in interstate banking regulations, this type of consolidation is expected to continue.

         There are 15 commercial banks operating a total of 80 offices in Fayette County as well as 2 federal savings banks operating four offices, eleven credit unions and several small loan companies. The following table (adapted from information provided in the Federal Deposit Insurance Corporation Summary of Deposits) sets forth information respecting the financial institutions with offices in Fayette County, and the deposits (in millions) attributable to such offices, as of June 30, 2000:

                                                  June 30, 2000       Number of
                           Institution              Deposits           Offices

     Bank of the Bluegrass and Trust Company          $ 83                 1
     Bank One, Kentucky, N.A.                        1,046                14
     Central Bank & Trust Co.                          586                12
     Fifth Third Bank, Kentucky, Inc.                  310                 8
     First Southern National Bank                       27                 1
     National City Bank of Kentucky                    321                13
     Community Trust Bank, N.A.                         68                 4
     PNC Bank of Kentucky                              130                 4
     Republic Bank and Trust Co.                       131                 4
     Vine Street Trust Co.                             210                 4
     Whitaker Bank, N.A.                                79                 5
     Progressive Bank, N.A.                              6                 1
     Traditional Bank of Kentucky, Inc.                 45                 2
     Firstar Bank, N.A.                                140                 5
     First Security Bank                               103                 2
                                                     -----                 -
                                                    $3,285                80

                                   Market Area

         First Security Bank concentrates the majority of its marketing efforts in the Lexington-Fayette County area. Fayette County is located in central Kentucky, approximately 75 miles east of Louisville and approximately 85 miles south of Cincinnati.

         The Lexington banking market is comprised of seven central Kentucky counties.

             Lexington-Fayette County Metropolitan Statistical Area

    County               County Population          Largest City Population
    ------               -----------------          -----------------------
    Fayette                  243,785                Lexington          243,785
    Bourbon                   19,363                Paris                8,898
    Clark                     32,457                Winchester          15,937
    Jessamine                 37,300                Nicholasville       17,099
    Madison                   67,690                Richmond            27,644
    Scott                     32,249                Georgetown          14,365
    Woodford                  22,773                Versailles           8,233
                           ---------                               -----------
    TOTAL MSA                455,617                                   335,961

         Lexington is the center of a seven-county metropolitan area that has experienced rapid growth over the past 15 years. Based on estimates from the U.S. Bureau of Census, the MSA's population stood at 455,617 on July 1, 1999. This represented 12.2% growth from 1990 and 22.8% growth since 1980. Likewise, over the last several years, Lexington has experienced considerable population growth. From 1980 to 1990, Lexington grew at an annual rate of 0.99% and 10.38% overall. As of July 1, 1999, Lexington had grown during the 1990's by 18,000 people.

         Between 1990 and 1997, the per capita personal income for Lexington-Fayette County residents and the Lexington MSA increased at a rate of 37.8% and 36.9%, respectively. The average household income in the Lexington MSA grew by 45% from 1985 to 1995.

         Lexington is the financial, educational, retail, health care, service, and cultural center of the Bluegrass region in central Kentucky and most of eastern Kentucky. The healthy economy of Lexington and the surrounding counties is due in large part to its diversification of employment opportunities. The MSA's largest employment sector, the services industry, accounts for only 28.5% of total non-agricultural jobs. Most of the remaining employment is dispersed among government, retail trade, manufacturing, and construction. Because of the diverse opportunities, Lexington's unemployment rate (currently at 1.8%) is typically lower than the rest of the nation. The University of Kentucky, Toyota, and Lexmark International are among the area's largest employers. Other employment opportunities include equine-related businesses, health care, tobacco, retail and services. The following is a list of 15 of the larger employers in the Lexington MSA:

                         Major Employers - Lexington MSA

                                    Company                            Employees
                                    --------------------------------------------
                                    University of Kentucky              10,562
                                    Toyota Motor Mfg. USA                7,900
                                    Lexmark International                6,000
                                    Fayette Co. Public Schools           4,906
                                    University of Ky. Hospital           3,100
                                    Lex-Fayette Urban Co. Gov't          2,597
                                    Central Baptist Hospital             2,400
                                    St. Joseph Hospital                  2,000
                                    Kentucky Utilities                   1,780
                                    Eastern Ky. University               1,750
                                    Veterans Medical Center              1,500
                                    Johnson Controls                     1,500
                                    The Trane Co.                        1,489
                                    OSRAM Sylvania                       1,355
                                    Dillards                             1,350

Item 2.  Description of Property
         First Security Bank's main office is located at 400 East Main Street in Lexington, Kentucky. In December, 2000, First Security Bank purchased a building at 318-320 East Main Street, Lexington, Kentucky at a cost of $3.5 million which will serve as First Security Bank's (and First Security Bancorp's) main offices. This relocation should occur during the summer of 2001, and a cost of approximately $750,000 is anticipated for equipping this site for banking activities.

         First Security Bank has two branch offices located at 2100 Southview Drive and 3616 Walden Drive in Lexington. Both branch offices have drive-through and automatic teller facilities.

         First Security Bank's main offices and Southview Drive branch office are leased and the land for the Walden Drive branch facility has been leased as well. First Security Bank's main office lease is for a period of five years (beginning October 15, 1997), with First Security Bank holding the option to extend said lease term for three additional terms of three years each. During the first two years of the initial term of this lease, First Security Bank is obligated to pay annual rental of $66,000, with such annual rental increasing to $69,000 for the other three years of the initial term. The annual rental during the first two and the third of the lease options will increase to $70,000 and $73,200, respectively.

         First Security Bank's Southview Drive branch office is leased for an initial term of five years (beginning November 1, 1997), with First Security Bank having options to extend said lease for three additional terms of five years each. During the initial term of this lease, First Security Bank is obligated to make annual rental payments of $46,000, and this rental obligation would increase in any lease extension period based upon increases in the consumer price index.

         The Walden Drive branch office is located on land leased for an initial term of five years, with First Security Bank holding options to extend the lease for five additional terms of five years each. Under this lease First Security Bank will pay annual rent ranging from $55,000, $60,000 and $68,000 during the first, second and third through fifth years of the lease, to $109,515 in the last of the lease extension periods.

Item 3. Legal Proceedings
         In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the First Security Bancorp. To the knowledge of management, no proceedings have been or are contemplated by or against any governmental authority in connection with the First Security Bank.

Item 4. Submission of Matters to a Vote of Security Holders
         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters
     The common shares of First Security Bancorp are not traded on any listed stock exchange. The shares are traded in the over-the-counter market under the symbol "FSLK", on an order-match agency basis, whereby buyers and sellers of the stock execute transactions on a no spread basis. No bid or asked prices are quoted. Trading volume in common stock is considered light and the stock is thinly traded. As of December 31, 2000, there were 1,414,778 shares of common stock outstanding and beneficially held by approximately 411 shareholders.

         The following represents the reported prices (as well as the total trading volume) for which shares of First Security Bancorp common stock have been exchanged since May 31, 2000 on a per share basis, and prior to such date the prices for which shares of First Security Bank common stock were exchanged since the formation of First Security Bank (on a per share basis with such prices [and trading volume numbers] having been adjusted to reflect the two for one exchange of First Security Bancorp common stock for First Security Bank common stock when First Security Bancorp acquired First Security Bank):

                                   Price Per Share            No. of Shares
                                                            Traded During Period
                                 High          Low

     1997         4th Quarter    10.00        10.00                 800

     1998         1st Quarter    11.50        10.00              11,000
                  2nd Quarter    12.50        10.00               7,600
                  3rd Quarter    13.00        11.875              7,600
                  4th Quarter    13.50        12.50               4,600

     1999         1st Quarter    13.00        12.50              18,400
                  2nd Quarter    13.50        12.00              68,400
                  3rd Quarter    13.375       12.75              79,800
                  4th Quarter    13.00        10.50               4,200

     2000         1st Quarter    14.50        13.25              34,200
                  2nd Quarter    15.50        14.25               9,300
                  3rd Quarter    16.00        16.00                 400
                  4th Quarter    16.25        15.10               2,000

              These price quotations are derived from data furnished by the National Association of Securities Dealers and, accordingly, we cannot guarantee the accuracy or reliability of such price quotations. Some trades may occur which are not reported by the NASD. Since there is no established public trading market for our common stock, there can be no assurance that the price information set forth above is representative of prices which could be obtained from sales of our common stock in established open market transactions.

 Item 6. Management's Discussion and Analysis or Plan of Operation

     This discussion includes  forward-looking  statements within the meaning of
     Section 27A of the Securities Act of 1933, as amended, that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which First Security Bancorp operates, prevailing interest rates, changes in government regulations and policies affecting financial service companies, credit quality and credit risk management, changes in the banking industry including the effects of consolidation resulting from possible mergers of financial institutions, acquisitions and integration of acquired businesses. First Security Bancorp undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

              The data presented in the following pages should be read in conjunction with the audited Consolidated Financial Statements on pages 34 to 56 of this report.

Overview

         The mission of First Security Bank is to firmly establish itself in Lexington, Kentucky as a community owned and operated full-service bank providing traditional products and services typically offered by commercial banks. The Lexington banking market is highly competitive with 17 commercial banks and thrift institutions currently serving the market. Most of the banks in Lexington are part of larger bank holding companies headquartered outside of the Lexington/Fayette County market and Kentucky. Promoting local management and ownership has proven effective for First Security Bank in attracting customers, fostering loyalty and establishing and maintaining strong asset quality.

         Following completion of a $10 million initial capital offering ($9.8 million net of commissions on the sale of stock), First Security Bank commenced operations as a newly-chartered commercial bank on November 17, 1997 at 400 East Main Street, Lexington, Kentucky. Since inception, its balance sheet has steadily grown to $134.5 million in total assets at December 31, 2000 which was sufficient to produce positive earnings on a monthly basis starting with August, 1999. As a result of becoming profitable, First Security Bancorp's accumulated deficit had declined to $639,000 at December 31, 2000, which not only includes net profit since inception, but $133,000 of pre-opening expenses reimbursed to the organizers upon commencement.

         First Security Bancorp became the holding company of First Security Bank on May 31, 2000. Accounted for as an internal reorganization, each of First Security Bank's outstanding shares of common stock was exchanged for two shares of First Security Bancorp stock. The transaction was approved by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Kentucky Department of Financial Institutions. This structure will permit the offering of a broader range of financial products and services than would otherwise be available. Information is presented as if First Security Bancorp had existed and owned First Security Bank for all periods presented.

         In order to support continued strong growth, First Security Bancorp made an offering of common stock that commenced on September 29, 2000 at a price of $16.00 per share. First Security Bancorp sold 414,778 shares through December 31, 2000 and an additional 41,472 shares were sold in January, 2001, for total gross proceeds of $7.3 million. ($6.9 million net of direct costs of issuance). Shareholders' equity to total assets increased to 11.6% at year-end 2000 as compared to 8.7% at year-end 1999.

         To support its growing customer base and to continue to increase its Lexington presence, First Security Bank opened its third branch office in November 2000 at 3616 Walden Drive investing $1.2 million and in December, 2000 purchased a former banking facility at 318-320 East Main Street in downtown
Lexington for $3.5 million to replace its current main office. The new main office will significantly increase First Security Bank's downtown presence and visibility and includes the added convenience of drive-thru windows and an ATM. It is expected that an additional $750,000 will be invested to prepare this facility for use by summer 2001. More recently, First Security Bank also signed a letter of intent to purchase and renovate a fourth branch location and expects to invest $1.0 million to prepare it for use during the second half of 2001. The impact of these new locations will cause an increase in non-earning assets which may slow near-term growth in net interest income. Further, growth in net income and book value per share will be negatively impacted until the growth in earnings from these new locations covers the associated costs. First Security Bancorp believes, however, that the potential longer term benefits, including prospects for new loan and deposit growth, outweigh the potential near term impacts.

         First Security Bancorp and First Security Bank have not needed to record income tax expense since inception as the result of losses generated in First Security Bank's first years of operation. As cumulative profits are approaching prior losses, management expects to need to begin recording income tax expense beginning in the third or fourth quarter of 2001.

Results of Operations

         The operating results of First Security Bancorp substantially depend on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits. Net income or loss is also affected by the amount of the provision for loan loss and other income and operating expenses.

Net income for 2000 increased to $853,000 as compared to $22,000 in 1999 which increased ROE to 8.63% from .27% and ROA to .74% from .03%. It is not uncommon for newly organized banks, like First Security Bank, to incur net losses or limited earnings during their first years of operation. First Security Bank had its first monthly profit beginning with August 1999 and has experienced improving results virtually every month since. The improvement in earnings is the result of continued growth in net interest income in excess of growth in noninterest expenses.

Net Interest Income

First Security Bancorp's principal source of revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as market interest rates.

The change in net interest income is typically measured by changes in net interest spread and net interest margin. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin is determined by dividing net interest income by interest-earning assets.

Total interest income increased from $5.4 million in 1999 to $9.6 million in 2000. The increase resulted primarily from growth in loans. Total interest expense increased from $3.0 million in 1999 to $5.7 million in 2000 primarily from growth in time deposits. Comparing the same periods, the spread increased from 2.72% to 2.76% and the margin increased from 3.45% to 3.48%. The increase in spread and margin is primarily the result of an increasing rate environment in 2000 and rates repricing slightly faster on First Security Bank's interest-earning assets than rates on its interest-bearing liabilities. As the result of the increase in earning assets, and rates to a lesser degree, net interest income increased $1.5 million in 2000 compared to 1999.

The following table provides detailed information about average balances, interest income/expense, and rates by major balance sheet category:

                        AVERAGE BALANCE SHEETS AND RATES
                          Year ended December 31, 2000
                                 (in thousands)

                             Average                                 Average
                             Balance           Interest              Rate

     ASSETS
     Interest-earning
     assets:
     Securities              $6,918              $432                 6.24%

     Loans (1)

     Commercial              29,532             2,752                 9.32

     Real estate commercial  45,429             3,964                 8.73

     Real estate              9,938               907                 9.13
     residential

     Consumer                 9,694               939                 9.69
                              -----               ---

     TOTAL                  $94,593            $8,562                 9.05

     Federal Funds Sold       8,946               574                 6.42
                              -----               ---                 ----

     Total                 $110,457            $9,568                 8.66%
     interest-earning
     assets

     Allowance for loan      (1,014)
     losses

     Noninterest-earning
     assets

     Premises and equipment  1,304

     Cash and due from       2,512
     banks

     Interest receivable       847
     and other assets        -----

     Total Assets         $114,106
                          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Interest-bearing liabilities

     Deposits

     Interest-bearing

     Demand deposits       $16,217           $721                      4.45%

     Savings deposits        9,754            507                      5.20

     Time deposits          69,650          4,407                      6.33
                            ------          ------

     Total interest-bearing
     deposits                95,621         5,635                      5.89

     Borrowed funds           1,324            87                      6.57
                              -----            --

     Total interest-bearing
       liabilities           96,945         5,722                      5.90

     Noninterest-bearing liabilities

     Noninterest-bearing
     demand deposits          6,615


     Interest payable and       661
     other liabilities

     Stockholders' equity     9,885
                              -----

     Total Liabilities     $114,106                                    2.76%
     and Stockholders'     ========
     Equity

     Net interest income and interest      $3,846                      2.76%
     rate spread

     Net interest margin                                               3.48%

                                                                 AVERAGE BALANCE SHEETS AND RATES
                                                                    Years ended December 31,
                                                        1999                                    1998

                                                                            (in thousands)

                                           Average                 Average Rate     Average                  Average
     ASSETS                                Balance     Interest                     Balance      Interest       Rate

     Interest-earning assets:
     Securities                             $3,813         $206          5.40%       $1,520          $84       5.53%

     Loans (1)

     Commercial                             20,526        1,734           8.45        5,369          470        8.75

     Real estate commercial                 23,921        2,036           8.51        5,540          515        9.30

     Real estate residential                 5,744          470           8.18        2,255          182        8.07

     Consumer                                5,943          494           8.31        1,765          150        8.50
                                              ----        -----                       -----         ----
     TOTAL                                 $56,134       $4,734           8.43      $14,929       $1,317        8.82


     Federal funds sold                      9,040          447           4.94        13,307          717       5.39
                                             -----        -----                       ------         ----
     Total interest-earnings assets        $68,987       $5,387          7.81%       $29,756       $2,118       7.12%

     Allowance for loan losses                (579)                                     (104)

     Noninterest-earning assets

     Premises and equipment                      805                                     734

     Cash and due from banks                   1,789                                     718

     Interest receivable and other
     assets                                      480                                     296
                                                 ---                                     ---
     TOTAL ASSETS                            $71,482                                 $31,400
                                              ======                                  ======

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

     Interest-bearing liabilities

     Deposits

     Interest-bearing
     Demand deposits                       $15,160          $661         4.36%         $7,604           $351      4.62%

     Savings deposits                        3,476           136          3.91          1,333             49       3.68

     Time deposits                          40,220         2,198          5.47         11,977            693       5.79
                                            ------         -----                       ------            ---
     Total interest-bearing deposits        58,856         2,995          5.09         20,914          1,093       5.23


     Borrowed Funds                            309            15          4.91           ----           ----
                                              ----          ----                         ----           ----
     Total interest-bearing                 59,165         3,010          5.09%        20,914          1,093      5.23%
     liabilities

     Noninterest-bearing liabilities

     Noninterest-bearing                     3,837                                      1,420
     demand deposits

     Interest payable and                      351                                        143
     other liabilities

     Stockholders' equity                    8,129                                      8,923
                                             -----                                      -----
     Total Liabilities and
     Stockholders' Equity                  $71,482                                    $31,400
                                            ======                                     ======

     Net interest income and
     interest rate spread                                 $2,377         2.72%                        $1,025      1.89%

     Net interest margin                                                 3.45%                                    3.44%

(1) Non-accrual loans (if any) are included in average loan balances and loan fees received are included in interest income. Loan fees were $246,000 for 1999 and $101,000 for 1998.

         The following table depicts the dollar effect of volume and rate changes from December 31, 1999 to December 31, 2000. Changes not specifically attributable to volume or rate were allocated proportionately between rate and volume using absolute values of each for a basis for the allocation:

VOLUME/RATE ANALYSIS
                                             2000 Compared to 1999
                                          Increase (Decrease) Due to

                                          Volume          Rate          Total

     December 31,                                   (in thousands)

     Interest Income

       Securities                          $ 190        $   36            226

       Loans                               3,458           370          3,828

       Federal funds sold                     (5)          132            127
                                           ------       ------          -----
       Total interest income               3,643           538          4,181

     Interest expense

       Interest-bearing demand deposits       47            13             60

       Savings deposits                      314            57              1

       Time deposits                       1,819           390          2,209

       Borrowed Funds                         65             7             72
                                          ------        ------       --------
       Total interest expense              2,245           467          2,712
                                          ------        ------       --------
     Net interest income                  $1,398           $71         $1,469
                                          ======         =====       ========

VOLUME/RATE ANALYSIS
                                             1999 Compared to 1998
                                          Increase (Decrease) Due to
                                 Volume             Rate                 Total
                                                      (in thousands)
December 31,
Interest Income
  Securities                      $ 124             $ (2)            $     122
  Loans                           3,477              (60)                3,417
  Federal funds sold               (215)             (55)                 (270)
                                --------          -------            ----------
  Total interest income           3,386             (117)                3,269
Interest expense
  Interest-bearing demand deposits  330              (20)                  310
  Savings deposits                   84                3                    87
  Time deposits                   1,546              (41)                1,505
  Borrowed Funds                     15               --                    15
                                 ------          --------             --------
  Total interest expense          1,975              (58)                1,917
                                 ------          --------             --------
Net interest income              $1,411          $   (59)              $ 1,352
                                 ======          ========            =========

Noninterest Income and Expense

     Noninterest income is comprised primarily of service charges on deposit accounts. Total service charges increased from $102,000 in 1999 to $132,000 in 2000. Service charges increased during the reported periods primarily as a result of the increase in the number of deposit accounts and are anticipated to continue to increase as First Security Bank continues to grow its deposit portfolio and diversify its mix. Other noninterest income other than deposit service charges, was $37,000 in 1999 and $77,000 in 2000.

         The largest components of noninterest expense are salaries and benefits. Salaries and benefits were $1.1 million in 1999 increasing by $300,000 to $1.4 million in 2000. The increase in salary expense resulted from a number of staffing additions designed to accommodate current and anticipated growth. Noninterest expenses, exclusive of salaries and benefits, were $909,000 in 1999, increasing to $1.4 million in 2000. The increase is attributable to costs associated with the formation of First Security Bancorp, professional fees associated with becoming a public company, and increases in advertising. Two of the more commonly used ratios to analyze a bank's noninterest expense performance are (i) assets per employee, and (ii) efficiency ratio. The assets per employee ratio is computed by dividing total end of period assets by the number of full-time equivalent employees at the end of the period. The efficiency ratio expresses noninterest expenses as a percentage of net interest income plus other fee income. At December 31, 2000, First Security Bancorp's assets per employee ratio was $4.5 million versus $4.3 million at December 31, 1999. The efficiency ratio for 2000 was 69%, improving from 80% in 1999. The improvement was primarily a result of the growth in earning assets at a rate in excess of the growth in noninterest expenses. The efficiency ratio is likely be negatively impacted temporarily as a result of the anticipated growth in non-earning assets and noninterest expense incurred from the addition of a third branch in fourth quarter 2000 and from the relocation to the new main office and addition of a fourth branch location in 2001.

       No income tax has been recorded since First Security Bank's inception as earnings have not exceeded the previous losses. As of December 31, 2000, First Security Bancorp had a net deferred tax asset of $221,000, (See Note 9 to the Consolidated Financial Statements). Due to the uncertainty concerning First Security Bancorp's near-term ability to utilize this asset, a valuation allowance in the same amount has been established. The valuation allowance will be reduced as First Security continues to generate taxable earnings. Once the valuation allowance is fully utilized, which is anticipated to occur in the third or fourth quarter of 2001, First Security Bancorp will begin recording income tax expense which will amount to approximately 34% of pre-tax net income.

Financial Condition

         Total assets increased 42% from $94.5 million at December 31, 1999 to $134.5 million at December 31, 2000. The increase is primarily the result of a 37% increase in net loans from $77.4 million to $105.9 million and to a lesser extent the increase in securities available for sale from $4.3 million to $13.2 million. The growth in assets was funded by a 38% increase in deposits from $83.4 million at December 31, 1999 to $115.5 million at December 31, 2000. To a lesser extent, growth in assets was also funded by an increase in shareholders' equity from $8.2 million to $15.6 million as a result of current year earnings of $853,000 and First Security Bancorp's offering of common stock in 2000 which provided $6.3 million.

Loans

          Net loans increased $28.5 million or 37% from December 31, 1999 to December 31, 2000. The majority of the increase in 2000 was in commercial loans and commercial real estate loans and, to a lesser extent, residential loans. As of December 31, 2000, approximately 79% of First Security Bank's loan portfolio was in loans to commercial businesses and commercial real estate borrowers as compared to 80% in 1999.

         First Security Bank anticipates attracting new commercial and commercial real estate borrowers but desires increased penetration in the consumer loan market and believes that planned additional locations will build new consumer relationships. The loan portfolio is primarily to customers within the Fayette County area.

         Approximately 97% of First Security Bank's loans mature or reprice within five years or less. Residential (1-4 family) real estate loans are held in the First Security Bank portfolio, the majority of which amortize up to thirty years, but that mature or reprice in five years or less. In order to accommodate customers that prefer longer term fixed rate mortgage loans, we have established a relationship with a local mortgage company which underwrites and sells these long term fixed rate loans into the secondary market. Income received from this relationship is included as other income.

         First Security Bank seeks to maintain a high quality of assets through conservative underwriting and sound lending practices and, as a result, First Security Bank has experienced low delinquency and defaults since opening in 1997. In addition, we have had no real estate owned by means of foreclosure during the same period.

         In an effort to maintain the quality of the loan portfolio, First Security Bank seeks to minimize higher risk types of lending. To the extent risks are identified, additional precautions are taken in order to reduce our risk of loss. Commercial loans entail certain additional risks because repayment of such loans is usually dependent upon the successful operation of the commercial enterprise, which in turn is subject to conditions in the economy. Commercial loans are generally riskier than residential real estate loans because they are typically underwritten on the basis of the ability to repay from the cash flow of a business rather than on the ability of the borrower or any guarantor to repay. Furthermore, the collateral underlying commercial loans may be subject to greater fluctuations in market value over time than residential real estate, and may fluctuate in value based on the success of the business.
         While there is no assurance that First Security Bank will not suffer losses on its commercial loans or its commercial real estate loans, First Security Bank has attempted to reduce the risks associated with these loans by lending to owner-occupied projects where the borrower has demonstrated that its business will generate sufficient cash flow to repay the loan. As a result, First Security Bank primarily enters into agreements with individuals who are familiar to its personnel, are residents of its primary market area and are believed to be creditworthy.

         First Security Bank's board of directors and senior management have also placed emphasis on loan review and underwriting procedures. Management has established an independent risk rating and review process with the objective of quickly identifying, evaluating and initiating necessary corrective action for commercial and commercial real estate loans. The goal of the risk rating process is to develop a "watch list" of substandard and non-performing loans as early as possible. These components of risk management are integral elements of First Security Bank's loan program which have contributed to the loan portfolio's performance to date. Nonetheless, First Security Bank maintains a cautious outlook in attempting to anticipate the potential effects of uncertain economic conditions (both locally and nationally).

LOANS

December 31,                      2000               1999              1998
                                               (in thousands)

Commercial                    $ 31,257            $26,596           $12,469

Real Estate - Commercial        53,058             35,855            14,125

Real Estate - Residential       11,663              7,450             3,831

Consumer                        11,120              8,296             3,978
                              --------             ------            ------
Total                         $107,098            $78,197           $34,403
                               =======             ======            ======

SELECTED LOAN DISTRIBUTION
                                                  As of December 31, 2000
                                                        (in thousands)

                                                              Over One    Over
                                       Total   One Year or  Through Five  Five
                                                 Less          Years      Years

Fixed rate maturities                $66,854   $ 7,074       $56,259     $3,521

Variable rate repricing frequency     40,244    34,826         5,418         --
                                     -------    ------        ------     ------

Total                               $107,098   $41,900       $61,677     $3,521
                                     =======    ======        ======      =====

Allowance for Loan Losses and Asset Quality

         The allowance for loan losses is regularly evaluated by management and reported quarterly to the board of directors, who maintain the allowance for loan losses at a level believed to be sufficient for probable losses in the portfolio at a point in time. Management's allowance for loan loss estimate consists of specific and general reserve allocations as influenced by various factors. Such factors include changes in lending policies and procedures; underwriting standards; collection, charge-off and recovery history; changes in national and local economic and business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

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

     The general reserve allocation is computed by loan category reduced by loans with specific reserve allocations, loans fully secured by certificates of deposit with First Security Bank and accounts receivable financing with established reserve accounts. Loss factors are applied to each category for which the cumulative product represents the general reserve. These loss factors are typically developed over time using actual loss experience adjusted for the various factors discussed above. As First Security Bank is a newly organized bank, its historical loss experience is less reliable as a future predictor of probable losses than that of a bank with a mature loss history. Until First Security Bank's own experience becomes fully developed, these factors will be computed utilizing local and Kentucky peer data from the Uniform Bank Performance Reports which is believed to be representative of First Security Bank's loan customer base and is therefore a reasonable predictor of inherent losses in the portfolio.

         The allocation of the allowance for loan losses is derived from the sum of specific and general reserve estimates by loan type as discussed above. Comparing the loan portfolio categories to the resultant allowance for loan loss estimates, commercial loans (other than real estate) and consumer loans are disproportionate to loan categories secured by real estate. This results from higher loss factors assigned to these categories which were based on the peer data and the various factors also discussed above.

         Management believes the allowance for loan losses at December 31, 2000 was adequate. The relationship between the allowance for loan losses and loans did not change significantly during the periods presented as, based on the best information available, the overall credit quality of First Security Bank's loan portfolio has not changed. Although First Security Bank believes it uses the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance. The table below illustrates how the allowance for loan losses has allocated to the types of loans in the portfolio:

MANAGEMENT'S ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

December 31            2000               1999               1998

                           Percent of         Percent of         Percent of
                           Loans to           Loans to           Loans to
                           Total              Total              Total
              Allowance    Loans  Allowance   Loans   Allowance  Loans

                                  (dollars in thousands)

Commercial        $514      29.2%    $348     34.0%      $142     36.2%

Real Estate -
Commercial         364      49.5      270     45.9        110      41.1

Real Estate
-Residential        85      10.9       71      9.5         26      11.1

Consumer           258      10.4      130     10.6         57      11.6
                  ----      ----     ----     ----       ----      ----

Total           $1,221     100.0%    $819    100.0%      $335     100.0%
                ======    ======     ====    =====       ====     =====

         The recorded values of loans actually removed from the balance sheet are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, are referred to as net loan charge-offs. First Security Bank's policy is to charge off a loan when, in the opinion of Management, the loan is deemed uncollectible, although concerted efforts are made to maximize recovery.

         The following table sets forth loan charge-offs and recoveries:

SUMMARY OF LOAN LOSS EXPERIENCE

 Years ended December 31,             2000             1999              1998
                                               (dollars in thousands)

Balance at beginning of period        $819             $335               $15
Charge-offs
 Commercial                           (23)             ---                ---

 Real Estate                          ---              ---                ---

 Installment (Consumer)               ---              (3)                (9)
                                      ---              ---                ---
 Total                                (23)             (3)                (9)

Recoveries

 Commercial                           ---              ---                ---

 Real Estate                          ---              ---                ---

 Installment (Consumer)               ---              ---                ---
                                      ---              ---                ---
 Total                                ---              ---                ---

Net charge-offs                       (23)              (3)                (9)

Provision for loan losses             425              487                329
                                      ---              ---                ---
Balance at end of period           $1,221             $819               $335
                                    =====              ===                ===

Loans at end of period           $107,098          $78,197            $34,403

Average loans                     $94,593          $56,134            $14,929

Ratios:
   Allowance for loan losses to
   total loans                      1.14%             1.05%              0.97%

 Net loan charge-offs to average
   loans for the period             0.02%              ---               0.06%

         The level of non-performing loans is an important element in assessing asset quality and the relevant risk in First Security Bank's credit portfolio. Non-performing loans include non-accrual loans and loans delinquent 90 days or more. Loans are classified as non-accrual when Management believes that collection of interest is doubtful, but for which principal is considered collectable. A loan is defined as impaired when full payment under the loan terms is not expected. Impairment is evaluated on an aggregate basis for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual basis for larger balance commercial loans. First Security Bank's policy is to charge off all or a portion of an impaired loan upon a determination that it is probable the full amount will not be collected. As the table above illustrates, First Security Bank has experienced a relatively small number (and dollar amount) of charge-offs during its operation. Management expects charge-offs to increase in future periods as the loan portfolio matures, and as loans to consumers and small businesses increase. In addition, adverse changes in the economy could negatively affect our commercial and commercial real estate loans.

NON-PERFORMING ASSETS

December 31,                           2000              1999            1998
                                                 (dollars in thousands)

Loans on non-accrual status           $ ---               ---            $6

Loans past due 90 days or more            2               ---           ---
                                         --               ---           ---
 Total non-performing loans               2               ---             6
                                         --               ---           ---

Other real estate owned                 ---               ---           ---
                                        ---               ---           ---

Total non-performing assets             $ 2              $---           $ 6
                                        ===               ===           ===

Percentage of non-performing loans
 to total loans                         ---%              ---%          .02%

 Percentage of non-performing
 assets to total loans                  ---%              ---%          .02%

Investment Securities

         Through all the reported periods, our investment portfolio consisted primarily of U.S. Government agency securities. The amortized cost of investment securities increased from $4.4 million as of December 31, 1999, to $13.2 million as of December 31, 2000. The increases in investment securities were to reemploy excess liquidity into higher yielding assets. The weighted average yield of the portfolio increased from 5.33% as of December 31, 1999, to 6.85% as of December 31, 2000. The weighted average maturity of First Security Bank's investment portfolio increased from 2.7 years at December 31, 1999 to 6.4 years at December 31, 2000.

INVESTMENT PORTFOLIO


December 31,                             2000            1999             1998
                                                     (in thousands)

Investment securities available for sale

U.S. Treasury and U.S. Government      $10,945          $3,682          $4,497
Agencies
Mortgage-backed                          2,295             629             497
                                         -----             ---             ---
Total debt securities                   13,240           4,311           4,994
Equity                                      20              20              20
                                            --              --              --
Total Securities                       $13,260          $4,331          $5,014
                                       =======          ======          ======



                             As of December 31, 2000
                             (Dollars in thousands)                   Weighted
                                           Amortized     Fair         Average
Investment securities available for sale      Cost       Value         Yield

U.S. Treasury and U.S. Government Agencies

Within one year                              $750         752           5.42%

Over one year through five years            6,912       6,984           6.68

Over five years through ten years           1,414       1,447           7.22

Over 10 years through 15 years              1,802       1,762           7.57
                                            -----       -----
Total                                      10,878      10,945           6.85

Mortgage-backed securities

Over five years through ten years           1,501       1,524           6.91

Over 10 years through 15 years                 --          --             --

Over 15 years through 20 years                752         771           7.00
                                            -----       -----
Total                                       2,253       2,295           6.94
Equity Securities                              20          20             --
                                          -------      ------
Total available for sale investment       $13,151     $13,260           6.85%
securities                                =======     =======


         The general rise in interest rates resulted in unrealized losses of $95,000 in the fair value of our securities portfolio as of December 31, 1999. Conversely, a decrease in the general level of interest rates resulted in an unrealized gain of $109,000 in the fair market value of securities as of December 31, 2000. Unrealized losses and unrealized gains are a result of changes in the general level of interest rates since these securities were purchased and are accordingly due to market risk rather than credit risk. Through the reported periods, all of the securities comprising our investment portfolio are classified as "available for sale", which requires these securities to be carried at fair value. Unrealized gains and losses are included as a separate component of equity. Gains or losses on securities are realized in the income statement only when securities are sold or called, or when the unrealized loss is other than temporary. Investment transactions resulting in an actual loss of principal could occur if liquidity needs dictate the sale, at a loss, of one or more of the securities, or if other alternatives for funding new loans are either unavailable, or more costly.

Deposits and Other Borrowings

         First Security Bank's deposit base provides the major funding source for earning assets. The following table illustrates that First Security Bank has experienced deposit growth across all categories. First Security Bank operates in a highly competitive market for deposits. As is often the case with newly chartered banks, in order to attract depositors, First Security Bank sometimes pays above market rates on a portion of transaction deposit accounts, savings deposits and time deposits.

DEPOSITS

December 31,                             2000           1999             1998
                                                   (in thousands)
 Interest-bearing demand deposits   $  15,028        $ 17,488          $12,192

 Savings deposits                      12,784           6,598            3,718

 Time deposits                         57,707          39,772           14,710

 Time deposits $100,000 and over       21,750          14,397            5,247
                                      -------          ------          -------

   Total interest-bearing deposits    107,269          78,255           35,867

   Total noninterest-bearing deposits   8,274           5,157            2,746
                                      -------          ------           ------

   Total                            $ 115,543         $83,412        $  38,613
                                      =======          ======           ======

MATURITIES OF TIME DEPOSITS $100,000 AND OVER

                                December 31, 2000
                                 (in thousands)

                 0-3 months                 $ 5,097

                 3-6 months                   6,842

                 6-12 months                  1,364

                 12 months and over           8,447
                                           --------

                 Total                      $21,750
                                             ======

Liquidity

         Liquidity management is the process by which Management attempts to insure that adequate liquid funds are available to meet financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit obligations to borrowers, servicing long-term obligations, paying operating expenses, funding capital expenditures and maintaining reserve requirements. Liquidity is monitored closely by the Asset/Liability Management Committee of the board of directors, which monitors interest rates and liquidity risk while implementing appropriate funding and balance sheet strategies.

         First Security Bank has established a limited number of alternative or secondary sources to provide additional liquidity and funding sources when needed to support lending activity or other liquidity needs. These alternative funding sources currently include unsecured federal funds lines of credit from three correspondent banks aggregating approximately $10.5 million; secured repurchase agreement line of credit from a correspondent bank based upon the market value of pledged securities; and a secured line of credit in the amount of approximately $650,000 from the Federal Reserve Bank of Cleveland. Additionally, First Security Bank is a member of the Federal Home Loan Bank of Cincinnati which allows First Security Bank to borrow based on the level of qualifying residential loans which serve as collateral for this type of borrowing. At December 31, 2000, First Security Bank could borrow an additional $11.9 million based on available collateral.

         First Security Bank had total short term borrowings of $2.4 million as of December 31, 2000 and 1999. Borrowings at December 31, 2000 were in the form of customer repurchase agreements in the amount of $1.4 million and Federal Home Loan Bank advances in the amount of $1.0 million. The need for future borrowing arrangements above current levels will be evaluated by Management with consideration given to the growth prospects of the loan portfolio, liquidity needs, costs of deposits, market conditions and other factors. Short term liquidity needs for periods of up to one year may be met through federal funds lines of credit borrowings and short term Federal Home Loan Bank advances. The Federal Home Loan Bank additionally offers advance programs of varying maturities for terms beyond one year.

Capital

First Security Bancorp was formed on February 11, 2000 and on May 31, 2000, acquired all the shares of First Security Bank. Each outstanding share of First Security Bank was converted into two shares of First Security Bancorp. First Security Bank, in connection with the initial approval of its charter, was not permitted to pay dividends without prior approval for its first three years of operation. Having received approval, First Security Bank paid $189,000 in dividends to First Security Bancorp to fund the expenses associated with First Security Bancorp's formation.

On September 29, 2000, First Security Bancorp initiated the sale of 456,250 shares of common stock at $16 per share through a public offering. Through December 31, 2000, 414,778 shares had been sold, which, net of direct costs of issuance, increased shareholders' equity by $6.3 million. The remaining 41,472 shares in the offering were sold in January 2001 which, net of direct costs of issuance, increased shareholders' equity an additional $630,000.

First Security Bancorp issued stock warrants to each of the initial investors in First Security Bank who subscribed to $100,000 or more of common stock prior to July 4, 1997. The warrants entitle the holder to purchase additional shares of First Security Bancorp stock at the offering price of $10 per share at any time during 2003. During 2000, a stock option plan was formed in which certain employees are eligible to receive incentive stock options and other options and awards. Options granted are exercisable on such terms and conditions as the First Security Bancorp Board of Directors may determine but if unexercised, expire after ten years. If all the options and warrants become exercised, First Security Bancorp's capital will be increased by $1.6 million. See Notes 10 and 11 to the Consolidated Financial Statements.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Total capital increased $7.4 million from $8.2 million at year-end 1999 (8.7% of total assets) to $15.6 million at year-end 2000 (11.6% of total assets). This increase was attributable to the sale of common stock discussed above, net income during 2000 and an improvement in the accumulated other comprehensive income (loss) category as market interest rates declined favorably at year-end 2000, leading to an increase in the value of the available for sale security portfolio.

First Security Bancorp and First Security Bank exceed the regulatory requirements for all three capital ratios. First Security Bancorp intends to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by these regulations. In addition to capital regulations, state banking regulations limit First Security Bank's ability to pay dividends without prior approval. Under these regulations, First Security Bank may pay dividends in any calendar year only to the extent of current year's net profits plus the retained net profits of the preceding two years and not in excess of the balance of retained earnings then on hand. Accordingly, at December 31, 2000 and at least through 2001, First Security Bank cannot pay dividends without prior approval. First Security Bancorp also has regulatory limits on dividends, but less restrictive. Beyond regulatory limits, we do not anticipate paying dividends to shareholders for at least the next several years as any earnings generated will need to be retained to support future growth opportunities. See Note 13 to the Consolidated Financial Statements.

Item 7. Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



REPORT OF INDEPENDENT AUDITORS.............................................    2

CONSOLIDATED FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEETS...........................................    3

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME............    4

     CONSOLIDATED STATEMENTS OF CHANGES IN
       SHAREHOLDERS' EQUITY................................................    5

     CONSOLIDATED STATEMENTS OF CASH FLOWS.................................    6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................    7

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
First Security Bancorp, Inc.
Lexington, Kentucky


We have audited the accompanying consolidated balance sheets of First Security Bancorp, Inc. and its wholly owned subsidiary, First Security Bank of Lexington, as of December 31, 2000 and 1999 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Bancorp, Inc. and its wholly owned subsidiary, First Security Bank of Lexington, as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                 Crowe, Chizek and Company LLP
Lexington, Kentucky
February 2, 2001

                          FIRST SECURITY BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   December 31
                             (Dollars in Thousands)

                                                       2000              1999
ASSETS
Cash and due from banks                         $     3,774       $     2,219
Federal funds sold                                    4,524             9,053
                                                      -----             -----
   Total cash and cash equivalents                    8,298            11,272
Securities available for sale                        13,260             4,331
Loans                                               107,098            78,197
   Less allowance for loan losses                    (1,221)             (819)
                                                    -------            -------
Net loans                                           105,877            77,378
Federal Home Loan Bank stock                            224               117
Premises and equipment, net                           5,590               758
Accrued interest receivable                           1,062               528
Other assets                                            148               131
                                                     ------            ------

                                                $   134,459       $    94,515
                                                    =======            ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
     Noninterest bearing                        $     8,274       $     5,157
     Time deposits, $100,000 and over                21,750            14,397
     Other interest bearing                          85,519            63,858
                                                     ------            ------
       Total deposits                               115,543            83,412
   Repurchase agreements and short-term
     borrowings                                       1,393             2,382
   Federal Home Loan Bank advances                    1,049                 -
   Accrued interest payable                             624               387
   Other liabilities                                    238               119
                                                        ---               ---
     Total liabilities                              118,847            86,300

Shareholders' equity
   Common stock, no par value:  5,000,000 shares
     authorized; 1,414,778 (2000) and 1,000,000 (1999)
     shares issued and outstanding                    8,071             4,901
   Paid-in capital                                    8,071             4,901
   Accumulated deficit                                 (639)           (1,492)
   Accumulated other comprehensive income (loss)        109               (95)
                                                        ---               ---
     Total shareholders' equity                      15,612             8,215
                                                     ------             -----

                                                $   134,459       $    94,515
                                                    =======            ======
                                See Accompanying Notes

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             Years Ended December 31
                      (In Thousands, Except Per Share Data)
                                                       2000            1999
Interest income
   Loans, including fees                          $   8,562       $   4,734
   Securities - taxable                                 398             202
   Federal funds sold                                   574             447
   Other                                                 34               4
                                                        ---             ---
                                                      9,568           5,387
Interest expense
   Deposits                                           5,635           2,995
   Other                                                 87              15
                                                        ---             ---
                                                      5,722           3,010

Net interest income                                   3,846           2,377

Provision for loan losses                               425             487
                                                        ---             ---

Net interest income after provision for loan losses   3,421           1,890

Noninterest income
   Service charges and fees on deposits                 132             102
   Other                                                 77              37
                                                        ---             ---
                                                        209             139
Noninterest expense
   Salaries and employee benefits                     1,401           1,098
   Occupancy and equipment                              354             317
   Data processing                                      143             101
   Advertising                                           98              68
   Professional fees                                    195              72
   Taxes other than payroll, property and income        145              72
   Other                                                441             279
                                                        ---             ---
                                                      2,777           2,007
                                                      -----           -----

Net income                                              853              22

Other comprehensive income (loss)                       204             (88)
                                                        ---             ---

Comprehensive income (loss)                       $   1,057       $     (66)
                                                      =====             ====
Weighted average shares common stock outstanding:
   Basic                                              1,051           1,000
   Diluted                                            1,084           1,019
Earnings per share:
   Basic                                          $     .81       $    .02
   Diluted                                              .79            .02

                                See Accompanying Notes

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                     Years Ended December 31, 2000 and 1999
                                 (In Thousands)
                                                                                      Accumulated
                                                                                         Other            Total
                                         Common Stock     Paid-In    Accumulated      Comprehensive    Shareholders'
                                       Shares    Amount   Capital      Deficit        Income (Loss)       Equity
Balance, January 1, 1999               1,000    $ 4,901   $ 4,901    $ (1,514)         $      (7)       $    8,281

Net income                                 -          -         -          22                  -                22

Change in unrealized gain
  (loss) on securities available
  for sale                                 -          -          -          -                (88)              (88)
                                        ----       ----        ----       ----               ----             ----
Balance, December 31, 1999             1,000      4,901       4,901    (1,492)               (95)            8,215

Issuance of common stock, net            415      3,170       3,170         -                  -             6,340

Net income                                 -          -           -       853                  -               853

Change in unrealized gain
  (loss) on securities available
  for sale                                 -          -           -         -                204               204
                                        ----       ----        ----       ----              ----              ----
Balance, December 31, 2000             1,415    $ 8,071    $  8,071    $ (639)         $     109       $    15,612
                                       =====     ======    ========    =======         =========       ===========
                                See Accompanying Notes

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31
                                 (In Thousands)

                                                           2000           1999
Cash flows from operating activities
   Net income                                      $        853     $       22
   Adjustments to reconcile net income to net
     cash from operating activities
       Depreciation                                         137            116
       Amortization and accretion on available
         for sale securities, net                           (32)             3
       Provision for loan losses                            425            487
       Federal Home Loan Bank stock dividends               (14)            (4)
       Change in assets and liabilities:
         Accrued interest receivable                       (534)          (303)
         Other assets                                       (17)           (50)
         Accrued interest payable                           237            229
         Other liabilities                                  119             36
                                                          -----           ----
           Net cash from operating activities             1,174            536

Cash flows from investing activities
   Activity in available for sale securities:
     Maturities and principal repayments                  1,634          2,593
     Purchases                                          (10,327)        (2,002)
   Net change in loans                                  (28,924)       (43,797)
   Purchase of Federal Home Loan Bank stock                 (93)          (113)
   Purchases of building and equipment, net              (4,969)           (43)
                                                        --------       -------
     Net cash from investing activities                 (42,679)       (43,362)

Cash flows from financing activities
   Net change in deposits                                32,131         44,799
   Net change in repurchase agreements and
     short-term borrowings                                 (989)         2,382
   Proceeds from Federal Home Loan Bank advances          1,049              -
   Proceeds from issuance of common stock, net            6,340              -
                                                         ------         ------
       Net cash from financing activities                38,531         47,181
                                                        -------         ------

Net change in cash and cash equivalents                  (2,974)         4,355

Cash and cash equivalents at beginning of period         11,272          6,917
                                                        -------         ------
Cash and cash equivalents at end of period            $   8,298      $  11,272
                                                        =======         ======
Supplemental cash flow information:
   Interest paid                                      $   5,485      $   2,781
                        See Accompanying Notes

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of First Security Bancorp, Inc. (the "Company") and its wholly-owned subsidiary First Security Bank of Lexington (the "Bank") conform to generally accepted accounting principles and to predominant practices within the banking industry. The significant policies are described below.

First Security Bancorp, Inc. was formed on February 11, 2000 and on May 31, 2000 became a bank holding company through its acquisition of all of the outstanding shares of First Security Bank of Lexington. Each outstanding share of the Bank was converted into two shares of Company stock. The financial statements are presented as if the Company had existed and owned the Bank for all periods presented.

Nature of Operations: The Bank is a Kentucky corporation incorporated to operate as a commercial bank under a state bank charter and commenced business on November 17, 1997. The Bank generates commercial, mortgage, and installment loans, and receives deposits from customers located primarily in the Fayette County, Kentucky area. The majority of the Bank's income is derived from lending activities. The majority of the Bank's loans are secured by specific items of collateral including business assets, real estate, and consumer assets, although borrower cash flow may also be a primary source of repayment. All of the Bank's operations are considered by management to be aggregated into one reportable operating segment.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. Estimates that are more susceptible to change in the near term include the allowance for loan losses and fair values of securities.

Cash Flow Reporting: Cash and cash equivalents are defined as cash and due from banks and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, and repurchase agreements and short-term borrowings.

Securities: Securities are classified as available for sale. Available for sale securities are those which might be sold before maturity, and are reported at fair value, with unrealized gains or losses reported in other comprehensive income. Gains and losses on sales are determined based on the amortized cost of the specific security sold. Other securities such as Federal Home Loan Bank stock are carried at cost. Interest income includes amortization of premiums and accretion of discounts.

Loans: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income on real estate, commercial, and consumer loans is accrued over the term of the loans based on the principal outstanding. Interest income is not reported when full loan repayment is in doubt. Payments on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable, incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loss experience, general economic conditions, information about specific borrower situations, and other factors. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any loan losses that occur. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

Loans are considered impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. Loans are evaluated for impairment when payments are delayed or expected to be delayed or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

Premises and Equipment: Premises and equipment are reported net of accumulated depreciation. Depreciation expense is computed using principally the straight-line method over the shorter of the asset's useful life or lease term. Maintenance and repairs are expensed and major improvements are capitalized. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

Repurchase  Agreements:   Substantially  all  repurchase  agreement  liabilities
represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Benefit Plans: Profit sharing and 401(k) plan expense is the amount contributed as determined by a formula.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings Per Common Share: Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under warrants and stock options.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

Dividend Restriction: The Bank is subject to banking regulations which require the maintenance of certain capital levels and which limit the amount of dividends which can be paid. For details concerning regulatory capital requirements, see Note 12.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material impact on the financial statements.

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect.

NOTE 2 - SECURITIES

Year-end securities are as follows:
                                              Gross          Gross
                              Amortized     Unrealized     Unrealized      Fair
                                 Cost         Gains          Losses        Value
                                                    (in thousands)
Available for Sale

December 31, 2000
   U.S. Treasury             $     250     $       -    $       -     $     250
   U.S. Government agency       10,628           121          (54)       10,695
   Mortgage-backed               2,253            48           (6)        2,295
                                ------          ----            --      -------
     Total debt securities      13,131           169          (60)       13,240
   Equity                           20             -            -            20
                                ------          ----            --      -------
     Total                   $  13,151     $     169    $     (60)    $  13,260
                                ======          ====          ====      =======

                                              Gross          Gross
                              Amortized     Unrealized     Unrealized      Fair
                                 Cost         Gains          Losses        Value
                                                    (in thousands)
Available for Sale

December 31, 1999
   U. S. Treasury           $     250     $       -      $      (2)    $     248
   U. S. Government agency      3,501             -            (67)        3,434
   Mortgage-backed                655             -            (26)          629
                                -----            --             ---        -----
     Total debt securities      4,406             -            (95)        4,311
   Equity                          20             -              -            20
                                -----            --             ---        -----
     Total                  $   4,426     $       -       $    (95)     $  4,331
                                =====            ==             ===        =====
Contractual maturities of securities at year-end 2000 were as follows. Securities not due at a single maturity date, mortgage-backed and equity securities, are shown separately.
                                              Amortized            Fair
                                                Cost               Value
                                                     (in thousands)

Due in one year or less                   $       750         $       752
Due from one to five years                      6,912               6,984
Due from five to ten years                      1,414               1,447
Due after ten years                             1,802               1,762
Mortgage-backed                                 2,253               2,295
Equity securities                                  20                  20
                                                -----               -----
   Total                                  $    13,151         $    13,260
                                               ======              ======
Securities pledged at year-end 2000 and 1999 had carrying amounts of $2,419,000 and $3,564,000, and were pledged to secure customer repurchase agreements. There were no securities sales during 2000 or 1999.

NOTE 3 - LOANS

Loans at year-end were as follows:
                                               2000                1999
                                                    (in thousands)

Commercial                              $    31,257         $    26,596
Mortgage loans on real estate:
   Commercial                                41,397              24,556
   Residential                               11,663               7,450
   Construction                              11,661              11,299
   Home equity                                5,871               4,373
Consumer                                      4,501               3,544
Credit card                                     748                 379
                                                ---                 ---
                                        $   107,098         $    78,197
                                            =======             =======
Changes in the allowance for loan losses were as follows:
                                               2000                 1999
                                                     (in thousands)
Beginning balance                       $       819          $       335
   Loans charged off                            (23)                  (3)
   Recoveries                                     -                    -
   Provision for loan losses                    425                  487
                                                ---                  ---
Ending balance                          $     1,221          $       819
                                              =====                  ===
The Company had $61,000 in impaired loans at year-end 2000 with allocated allowance for loan losses of $12,000. Average of impaired loans during 2000 was $11,000, interest income on which was not material. Other than the impaired loans above and $2,000 in loans past due more than 90 days at year-end 2000, there were no other impaired or nonperforming loans at year-end 2000 or 1999.

Loans to executive officers, directors, and their affiliates in 2000 were as follows (in thousands):

Beginning balance            $     4,635
New loans                          4,211
Repayments                        (2,320)
                                  ------
Ending balance               $     6,526
                                  ======

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at year-end were as follows:
                                              2000                1999
                                                   (in thousands)
Buildings                               $    4,631         $         -
Leasehold improvements                         516                 514
Furniture and equipment                        800                 464
                                               ---                 ---
    Total cost                               5,947                 978
Accumulated depreciation                      (357)               (220)
                                             -----                ----
   Premises and equipment, net          $    5,590         $       758
                                             =====                ====
The Company leases its original main banking facility and two branch locations. Lease expense for the years ended December 31, 2000 and 1999 was $125,000 and $119,000.

Future operating lease commitments as of December 31, 2000 (in thousands):

         2001           $171
         2002            148
         2003             68
         2004             68
         2005             51
                         ---
           Total        $506
                        ====
In December 2000, the Company purchased an existing 24,000 square foot banking facility in downtown Lexington for $3.5 million. Intended to replace the current main office which is leased, the Company expects to invest an additional $750,000 to equip and prepare the building for its use during 2001. As this facility is larger than current needs, the Company will lease approximately two thirds of the building recognizing $225,000 in annual rent income.

NOTE 5 - DEPOSITS

The scheduled maturities of time deposits as of December 31, 2000 were as follows (in thousands):

         2001        $42,142
         2002         32,721
         2003          2,919
         2004            995
         2005            678
                        ----
           Total     $79,455
                     =======
Related party deposits totaled $3,978,000 and $4,044,000 at December 31, 2000 and 1999.


NOTE  6 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:
                                              2000           1999
                                                (in thousands)
Average balance during the year              $   1,009  $     309
Average interest rate during the year             5.84%      4.91%
Maximum month-end balance during the year    $   2,558  $   2,382


NOTE  7 - FEDERAL HOME LOAN BANK ADVANCES

The Federal Home Loan Bank advance is a single borrowing with a balance of $1,049,000 at year-end 2000. The advance is fixed at 6.71% and will be repaid through monthly principal and interest payments with a balloon payment of the remaining balance in December 2015. The advance is secured by substantially all 1-4 family residential mortgage loans under blanket pledge arrangement. Annual maturities over the next five years range from $10,000 to $14,000.

NOTE  8- BENEFIT PLANS

The Bank has a 401(k) benefit plan which allows employee contributions up to 15% of their compensation. The Bank matches 50% of the first 7.5% of compensation contributed. Expense for the years ended December 31, 2000 and 1999 was $33,000 and $27,000.

NOTE 9 - INCOME TAXES

The components of the provision (benefit) for income taxes consists of:
                                                 2000                 1999
                                                      (in thousands)
Current                                   $         3         $         -
Deferred                                          286                  (8)
Change in valuation allowance                    (289)                  8
                                                -----                  --
                                          $         -         $         -
                                                =====                  ==
An analysis of the differences between the statutory U. S. federal income tax rate and the effective tax rate is as follows:

                                             2000                 1999
                                                     (in thousands)

U.S. federal income tax rate           $  290     34.0%      $  7     34.0%

Changes from the statutory rate
   Change in valuation allowance         (289)   (33.9)        (8)   (36.5)
   Other                                   (1)     (.1)         1      2.5
                                         ----     ----         --     ----
                                       $    -        - %     $  -        -%
                                         ====     ====         ==     ====

The Company's deferred tax assets and liabilities are shown below. A valuation allowance has been established due to uncertainty over the utilization of the deferred tax assets.
                                                   2000                1999
                                                        (in thousands)
Deferred tax assets
   Net operating loss carryforward          $         -         $       301
   Allowance for loan losses                        373                 229
   Organizational costs                              51                  74
   Other                                              -                   3
                                                    ---                 ---
   Total assets                                     424                 607

Deferred tax liabilities
   Depreciation                             $       (59)                (50)
   Cash to accrual                                 (138)                (49)
   Other                                             (6)                 (1)
                                                   ----                 ----
   Total liabilities                               (203)               (100)
                                                   ----                 ----
                                                    221                 507
Valuation allowance                                (218)               (507)
                                                   ----                 ----
   Net deferred tax asset                   $         3         $         -
                                                   ====                 ====
During 2000 the Company fully utilized its tax net operating loss of $895,000.


NOTE 10 - STOCK OPTIONS

The Company maintains a stock option plan whereby certain employees of the Company are eligible to receive incentive stock options. The Plan is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the Plan, a maximum of 100,000 shares of the Company's common stock may be issued through the exercise of these options. The option price for the currently outstanding options is the fair market value of the Company's share at the date of the grant. The currently outstanding options are exercisable seven years from the date of grant and vest either immediately or over a five-year period.

In 2000, the Company granted 46,200 options under the plan with a weighted average exercise price of $14.70. At year-end 2000, all of the options granted remained outstanding, 14,000 of which were exercisable, and had a weighted average remaining life of 6.4 years.

Although the Company has elected to follow APB No. 25, SFAS No. 123, "Accounting for Stock Based Compensation" requires pro forma disclosure of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model.

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:
                                               2000
                                          (In thousands)

Net income
     As reported                         $      853
     Pro forma                                  740

Basic earnings per share
     As reported                          $     .81
     Pro forma                                  .70

Diluted earnings per share
     As reported                          $     .79
     Pro forma                                  .69

The weighted average assumptions for options granted during the year and the resulting estimated weighted average fair value per share used in computing pro forma disclosures are as follows:
                                                          2000
Weighted averages
     Fair value of options granted                     $  5.99
     Risk free interest rate                              6.44%
     Expected life                                           7 years
     Expected volatility                                    20%
     Expected dividend                                  $    -

NOTE 11 - STOCK WARRANTS

The Company has issued stock warrants to each of its initial investors who subscribed to $100,000 or more of the common stock prior to July 4, 1997, the value of which is included in common stock and paid-in capital. The warrants entitle the holder to purchase additional shares of the Company's common stock at the offering price of $10 per share at any time during 2003. If all the warrants are fully exercised, the Company will issue a total of 88,440 shares of common stock, and the Company's capital will be increased by $884,400. The amount of dilution to the book value, earnings per share, and market value of the common stock that will occur upon exercise of the warrants will depend on a variety of factors, including the number of warrants exercised, the amount of the Company's capital at the time the warrants are exercised, the number of shares of common stock then outstanding, net earnings of the Company, and the then market value of the Company's common stock. The warrants have no voting rights and may be transferred without the underlying shares of common stock, but are not transferable until the exercise period commences. The warrants will expire if not exercised by December 31, 2003.


NOTE 12 - SHAREHOLDERS' EQUITY AND REGULATORY MATTERS

Common Stock - On September 29, 2000, the Company initiated the sale of 456,250 shares common stock at $16 per share through a public offering. Through December 31, 2000, the Company sold 414,778 shares which, net of direct costs of issuance, increased shareholders' equity $6.3 million. The remaining 41,472 shares in the offering were sold in January 2001 which, net of direct costs of issuance, increased shareholder's equity an additional $630,000.

Regulatory Capital Requirement - The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, under capitalized, significantly undercapitalized, and critically under capitalized, although these terms are not used to represent overall financial condition. The Company and Bank were categorized as well capitalized for the periods presented as noted in the tables below.

                                                                                                 Minimum Amounts
                                                                                                   to be Well
                                                                         Minimum Required          Capitalized
                                                                            for  Capital           Under Prompt
                                                     Actual             Adequacy Purposes       Action Provisions
                                               Amount       Ratio       Amount    Ratio           Amount      Ratio
                                                                            (in thousands)
2000
Total Risk Based Capital to
  Risk Weighted Assets
    Consolidated                            $ 16,724        14.5%      $ 9,215        8%         $ 11,519     10%
    Bank only                                 15,454        13.4         9,215        8            11,519     10

Tier I Capital to Risk
  Weighted Assets
    Consolidated                            $ 15,503        13.5%      $ 4,608        4%         $  6,911      6%
    Bank only                                 14,233        12.4         4,608        4             6,911      6

Tier I Leverage Capital to
  Average Assets
    Consolidated                            $ 15,503        12.0%      $ 5,148        4%         $  6,436      5%
    Bank only                                 14,233        11.2         5,106        4             6,383      5

1999 (Bank Only)

Total Capital to Risk Weighted Assets        $ 9,129        11.5%       $6,348        8%          $ 7,935     10%
Tier 1 Capital to Risk Weighted Assets         8,310        10.5         3,174        4             4,761      6
Tier 1 Capital to Average Assets               8,310         9.4         3,541        4             4,426      5

Banking regulations also limit the amount of dividends that may be paid by the Bank without prior approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years. Also, no dividends can be paid that would equal or exceed the retained earnings then on hand. Without prior approval, there were no retained earnings available for dividends from the Bank to the Company during any of the periods presented.

Having received approval from the regulators, the Bank paid $189,000 in dividends during 2000 to the Company to fund its current expenses.

NOTE 13 - COMMITMENTS AND OFF-BALANCE-SHEET RISK

Some financial instruments are used in the normal course of business to meet the financing needs of customers and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements. Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit, and financial guarantees written. The same credit policies are used for commitments and conditional obligations as are used for loans. Collateral or other security is normally not required to support financial instruments with credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. The contractual amount of financial instruments with off-balance-sheet risk at year-end was as follows:

                                    2000                         1999
                                Fixed     Variable        Fixed       Variable
                                               (in thousands)
Commitments to make loans      $  3,553  $   6,358    $   1,222      $  10,088
Unused lines of credit            1,831     11,171        1,394          4,565
Letters of credit                    40        275          690              -

Commitments to make loans are at market rates and generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2000 had interest rates ranging from 8.32% to 9.27% and maturities up to six years.

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.
                                            2000                  1999
                                     Carrying    Fair    Carrying        Fair
                                      Amount     Value    Amount         Value
                                                 (in thousands)
Financial assets
   Cash and cash equivalents     $     8,298    8,298    $11,272       $11,272
   Securities available for sale      13,260   13,260      4,331         4,331
   Loans, net                        105,877  105,291     77,378        77,337
   Federal Home Loan Bank stock          224      224        117           117
   Accrued interest receivable         1,062    1,062        528           528


Financial liabilities
   Deposits                      $   115,543 $115,810    $83,412       $82,810
   Repurchase agreements and
     short-term borrowings             1,393    1,393      2,382         2,382
   Federal Home Loan Bank advances     1,049    1,039          -             -
   Accrued interest payable              624      624        387           387

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life of credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and is not material.

NOTE 15 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

As also discussed in Note 1, the Company was formed on February 11, 2000 and on May 31, 2000 acquired all the outstanding shares of the Bank. The financial statements presented below are since inception.
                          FIRST SECURITY BANCORP, INC.
                                  BALANCE SHEET
                                December 31, 2000
                                 (in thousands)
ASSETS
Cash                                                    $     1,362
Investment in subsidiary                                     14,342
                                                             ------
                                                        $    15,704
                                                             ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Other liabilities                                  $        92

Shareholders' Equity
     Common stock                                             8,071
     Paid-in capital                                          8,071
     Accumulated deficit                                       (639)
     Accumulated other comprehensive income (loss)              109
                                                             ------
         Total shareholders' equity                          15,612
                                                             ------
                                                        $    15,704
                                                             ======

                               STATEMENT OF INCOME
              For the Period February 11, 2000 (Inception) through
                                December 31, 2000
                                 (in thousands)
Income
   Interest income                                      $        14
   Dividend from subsidiary                                     189
                                                                ---
                                                                203
Expenses
   Interest expense                                              21
   Salaries and employee benefits                                45
   Professional fees                                            143
   Other                                                         31
                                                                ---
                                                                240
                                                                ---
Net loss before undistributed earnings of subsidiary            (37)
Equity in undistributed earnings of subsidiary                  890
                                                                ---
Net income                                              $       853
                                                                ===

                          FIRST SECURITY BANCORP, INC.
                             STATEMENT OF CASH FLOWS
              For the Period February 11, 2000 (Inception) through
                                December 31, 2000
                                 (in thousands)

Cash flows from operating activities
   Net income                                                    $       853
   Adjustments to reconcile net income
     to net cash from operating activities
       Equity in undistributed earnings of subsidiary                   (890)
       Increase in other liabilities                                      92
                                                                          --
           Net cash from operating activities                             55

Cash flows from investing activities
   Additional investment in subsidiary                                (5,033)

Cash flows from financing activities
   Proceeds from issuance of short-term borrowing                        600
   Repayment of short-term borrowing                                    (600)
   Proceeds from issuance of common stock, net                         6,340
                                                                       -----
       Net cash from financing activities                              6,340
                                                                       -----

Net change in cash and cash equivalents                                1,362

Cash and cash equivalents at beginning of period                           -
                                                                        ----

Cash and cash equivalents at end of period                       $     1,362
                                                                       =====

NOTE 16 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:
                                               2000             1999
                                        (in thousands,except per share data)
Basic
   Net income                            $      853       $       22
                                                ===              ===
   Weighted average common shares             1,051            1,000

Basic earnings per common share          $      .81       $      .02
                                              =====             ====
Diluted
   Net income                            $      853       $       22
                                              =====             ====
   Weighted average common shares outstanding
     for basic earnings per common share      1,051            1,000
   Add dilutive effects of assumed exercises:
     Stock warrants                              31               19
     Stock options                                2                -
                                                ---              ---
   Average shares and dilutive potential
     common shares                            1,084            1,019
                                              =====            =====
Diluted earnings per common share         $     .79       $      .02
                                              =====            =====

NOTE  17  - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                       2000                1999
                                                            (in thousands)
Unrealized holding gains and losses on
   available-for-sale securities                $       204         $       (88)
Less reclassification adjustments for gains
   and losses later recognized as income                  -                   -
                                                        ---                 ---
Net unrealized gains and losses                         204                 (88)
Tax effect                                                -                   -
                                                        ---                 ---
Other comprehensive income (loss)               $       204         $       (88)
                                                        ===                 ===

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         In accordance with the Company's Articles of Incorporation, the Board of Directors is classified into three classes as nearly equal in number as the then total number of directors constituting the whole Board permits. Each class is to be elected to separate three (3) year terms with each term expiring in different years. At each Annual Meeting of Shareholders the directors or nominees constituting one class are elected for a three (3) year term. The term of those directors listed below as Class III expires at the Annual Meeting of Shareholders on May 15, 2001 and this Class contains the nominees to be elected to serve until the Annual Meeting of Shareholders in 2004. Any vacancies that occur after the directors are elected may be filled by the Board of Directors in accordance with law for the remainder of the full term of the vacant directorship.

         The following tables set forth information with respect to each Class III Director, all of whom are nominees for re-election at the 2001 Annual Meeting, and with respect to incumbent directors in Classes I and II of the Board of Directors who are not nominees for re-election at the Annual Meeting.

Name                 Year First         Positions with       Business Experience
and Age           Elected Director       the Company           During the Past
                                                                Five Years
                               CLASS III DIRECTORS
                               (Terms Expire 2001)

Harold Glenn Campbell     2000            Director          President and Chief
     (50)                                                    Executive Officer,
                                                             Farmers State Bank,
                                                            Booneville, Kentucky

William A. Combs, Jr.     2000            Director         Officer and Director,
     (60)                                                   Ellerslie Corp. and
                                                            Mercedes Benz of
                                                            Cincinnati

Dr. Kenneth L. Gerson     2000            Director         Allergist (Gerson &
     (70)                                                    Greisner   M.D.)

Tommy R. Hall             2000            Director         President and Owner,
     (63)                                               Hall's Enterprises, Inc.

Richard S. Trontz         2000            Director      Owner, Hopewell Farm and
     (46)                                            Bluegrass Bloodstock Agency
                                                      (bloodstock services and
                                                       equine insurance)

William T. Vennes         2000            Director    Retired Vice-President and
     (60)                                               General Manager of the
                                                     Imaging Solutions Division,
                                                      Lexmark International Inc.

Name                 Year First         Positions with       Business Experience
and Age           Elected Director       the Company           During the Past
                                                                Five Years

                                CLASS I DIRECTORS
                               (Terms Expire 2003)

R. Greg Kessinger         2000            Director;     Executive Vice-President
     (51)                             Secretary/Treasurer & Chief Credit Officer
                                                          of First Security Bank
                                                         since 1997; Previously
                                                        President & Chief Exec.
                                                       Officer of Whitaker Bank,
                                                             N.A. from 1994
Dennis R. Anderson         2000            Director  Owner, Dennis Anderson Real
     (49)                                            Estate, Inc. (real estate
                                                     development and investment
                                                     company)

John D. Barlow             2000            Director     President, Barlow Homes,
     (41)                                                    Inc.(home builder)

Erle L. Levy               2000            Director     Owner, Kentucky Lighting
     (67)                                               and Supply, Inc.

David R. McCulloch         2000            Director  Director of Sales, Schaefer
     (37)                                            Systems International
                                                  (industrial packaging company)

Dr. Ira P. Mersack         2000            Director   Dermatologist (Dermatology
     (60)                                             Associates of Kentucky,
                                                       P.S.C.)

John S. Shropshire        2000      Chairman of the     President of First
     (52)                           Board of Directors;  Security Bank since
                                    President & Chief    March 1, 2000;
                                    Executive Officer    Previously Community
                                                         Trust Bancorp, Inc.
                                                         [President, Chief
                                                          Executive Officer and
                                                        Director, Flemmingsburg,
                                                        Kentucky affiliate
                                                        (1995- 1997); Executive
                                                        Vice President & Senior
                                                        Lending Officer,
                                                        Pikeville, Kentucky
                                                         (1997-1998); President
                                                          and Chief Executive
                                                       Officer, Central Kentucky
                                                        Region (1998 - 2000)]


 D. Woodford Webb, Jr.     2000    Director            Attorney (Webb, Hoskins,
     (32)                                             Glover & Thompson, P.S.C.)

Name                 Year First         Positions with       Business Experience
and Age           Elected Director       the Company           During the Past
                                                                Five Years
                               CLASS II DIRECTORS
                               (Terms Expire 2002)

Julian E. Beard          2000        Chairman Emeritus    President and Chief
     (63)                            & Founder            Executive Officer of
                                                         the Company from March,
                                                          2000 to March, 2001;
                                                          President and Chief
                                                     Executive Officer of First
                                                     Security Bank from 1997 to
                                                     March 1, 2000; Previously
                                                     President, B.S.C., Inc.
                                                     (community bank data
                                                     processing and operations
                                                     management company) from
                                                     1990.

Len Aldridge             2000        Director         Vice-President, Limited
     (63)                                            Partners of Lexington, Inc.
                                                     (real estate management
                                                     company)


A. F. Dawahare           2000        Director      President and Chief Executive
     (68)                                          Officer, Dawahare's, Inc.
                                                   (retail clothier)

Fon Rogers, II           2000        Director      Manager, Mary-Lon
     (50)                                          Investments, LLC, an
                                                   investment limited liability
                                                   company, and Rogers Run, LLC
                                                   (manages mineral holdings in
                                                   Kentucky); Trustee of four
                                                   trusts containing mineral
                                                   properties in Kentucky,
                                                   Virginia and West Virginia


 Robert J. Rosenstein    2000       Director       President, Shoppers Village
     (48)                                          Liquors, Inc. (d/b/a The
                                                   Liquor Barn); Commercial real
                                                   estate developer

Dr. Ronald J. Saykaly    2000       Director       Rheumatologist (Ronald J.
     (58)                                          Saykaly, M.D., P.S.C.)

Kathy E. Walker          2000       Director       Owner, Elm Street Resources,
     (42)                                          Inc. (coal sales agency)


     In addition to the directors listed in the tables above, Michael Lischin, Donald K. Poole, Irving Rosenstein, Warren W. Rosenthal and Dr. Sibu P. Saha serve as advisory directors of the Company.

              The Company's directors and executive officers are not subject to compliance with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

              Set forth below are tables showing for the executive officers of the Company (i) in summary form, the compensation paid the last three years for services rendered in all capacities by First Security Bank and (ii) the stock options granted and exercised.


Summary

Name and                        Fiscal    Annual Compensation      Long-Term     All Other
Principal Position              Year      Salary     Bonus        Compensation   Compensation(1)
                                                                    Shares
                                                                  Underlying
                                                                   Options


Julian E. Beard                  2000    $100,000     ---            15,000       $4,285.68
Chairman Emeritus, First         1999     100,000     ---               ---        4,285.68
Security Bancorp and             1998     100,000     ---               ---        4,285.68
Founder, First Security Bank
(President and CEO until
March 1, 2000 and Chairman
of the Board of Directors
until February 28, 2001)

John S. Shropshire President     2000     104,167(2)  ---             20,000            ---
and Chief Executive Officer,     1999     ----------  ---                ---            ---
First Security Bancorp and       1998     ----------  ---                ---            ---
First Security Bank


R. Greg Kessinger                2000      90,000    1,000              4,000      2,400.00
Secretary/Treasurer, First       1999      80,000    1,000                ---      2,400.00
Security Bancorp and             1998      80,000      ---                ---      2,400.00
Executive Vice-President and
Chief Credit Officer, First
Security Bank

(1) Represents the amounts contributed by First Security Bank to the name participants' accounts in the First Security Bank 401(k)Profit Sharing Plan.
(2) Represents compensation paid Mr. Shropshire in 2000. Mr. Shropshire became the President of First Security Bank on March 1, 2000. Mr. Shropshire's annual base salary for such service is $125,000.

Stock Options

     The following table sets forth information concerning individual grants of options to purchase the Company's common stock made to the named executives in 2000:

                        OPTION GRANTS IN LAST FISCAL YEAR

     Name                 Number of Shares   Percent of       Exercise          Expiration      Potential Realizable
                          Underlying         Total Options    or Base             Date          Value at Assumed Annual
                          Options Granted    Granted to       Price                             Rates of Stock Price
                                             Employees in     ($/Sh.)                           Appreciation For Option
                                             Fiscal Year                                        Term
                                                                                                 5%($)      10%($)

     Julian E. Beard      10,000             21.65%           $15.50            July 18, 2007    $7,750      $15,500

     John S. Shropshire   20,000             43.29%           $13.75            July 18, 2007   $13,750      $27,500

     R. Greg Kessinger     4,000              8.66%           $15.50            July 18, 2007    $3,100       $6,200

c

     The options granted to Messrs. Beard, Shropshire, Kessinger were granted on July 18, 2000. The options held by Mr. Beard are exercisable immediately, while twenty percent (20%) of the options held by Messrs. Shropshire, Kessinger are exercisable each year (at the anniversary date of the grant) over the five year period 2001-2005 provided Messrs. Shropshire, Kessinger (as applicable) remain in the employ of First Security Bank during such period. In the event the Company shall consolidate with, merge into, or transfer all or substantially all of its assets to another corporation, then all options granted under the Plan shall become immediately exercisable. The option exercise price is not adjustable over the seven (7) year term of the options except due to stock splits and similar occurrences affecting all outstanding stock.

Employee Benefit Plans

         First Security Bank offers all officers and full-time employees group life and medical and dental insurance coverage. First Security Bank also has a defined contribution 401(k) retirement plan which covers employees that meet certain age and length of service requirements. First Security Bank currently contributes to the 401(k) plan through a fifty percent (50%) match of employee contributions up to 7.5% of employee compensation.

         Under the Company's Stock Award Plan, 100,000 shares of Company common stock are available for issuance under options which may be granted between 2000 and 2010. Both incentive stock options and non-qualified stock options may be issued under the Stock Award Plan, as well as restricted stock awards and stock appreciation rights. The purpose of the Stock Award Plan is to enable the Company to attract, retain and provide incentives for outstanding employees, directors and advisory directors for the Company and First Security Bank, and to reward excellent performance by the employees and to further the growth, development and financial success of the Company. The Company Board of Directors administers the Stock Award Plan.

Compensation of Directors

         Directors of the Company and First Security Bank currently receive no fees for their services in such capacity.

         Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of March 26, 2001 concerning the number and percentage of shares of Company common stock beneficially owned by Company directors and officers, and by all Company directors and officers as a group, as well as information regarding the only persons known by the Company to own 5% or more of Company common stock. Except as otherwise indicated, all shares are owned directly, and the named persons possess sole voting and investment power with respect to all such shares.

 Name of Beneficial    Amount and Nature of    Percent of    Eligible Shares
 Owner                 Beneficial Ownership of    Class*        Subject to
                       Common Stock as of                       Warrants**
                       March 26, 2001

Len Aldridge               53,100(1)               3.65           --------
Dennis R. Anderson         21,240(2)               1.46             2,680
John D. Barlow             12,219(3)                .84             2,680
Julian E. Beard            27,200(4)               1.87             2,680
Harold Glenn Campbell      52,500(5)               3.61           --------
William A. Combs, Jr.      30,000                  2.06             2,680
A.F. Dawahare              20,000(6)               1.37             5,896
Dr. Kenneth L. Gerson      12,000                   .82             2,680
Tommy R. Hall              18,855                  1.29             2,680
R. Greg Kessinger          10,050(7)                .69           --------
Erle L. Levy               15,000(8)               1.03             2,680
David R. McCulloch         10,000                   .69             2,680
Dr. Ira P. Mersack         30,000(9)               2.06             5,494
Ben New                       500                   .34            -------
Fon Rogers, II             25,000(10)              1.72             5,896
Robert J. Rosenstein       30,010(11)              2.06             8,844
Dr. Ronald J. Saykaly      60,000(12)              4.12            -------
John S. Shropshire          5,925                   .41            -------
Richard S. Trontz          22,500                  1.55              4,422
William T. Vennes          40,000                  2.75              2,680
Kathy E. Walker            21,250                  1.46            -------
D. Woodford Webb, Jr.      16,250                  1.12              2,680

All Directors and         535,299                 36.76%            57,352
Executive
Officers as a group

Other 5% Shareholders

Donald K. Poole           177,600(13)              12.20%            11,792
1999 Richmond Road
Lexington, Kentucky 40502

Warren W. Rosenthal        76,250                   5.24%             5,896
P.O. Box 54826
Lexington, Kentucky 40555

*Exclusive of shares of common stock that may be purchased pursuant to warrants. **Represents rights to purchase the number of shares of common stock indicated at a price of $10.00 per share at any time during the sixth full calendar year of First Security Bank's operations. These warrants were issued to the individuals reflected in 1997 by virtue of such person' actions as initial investors in First Security Bank.
(1)Includes 15,000 shares held by Brookhaven Trust Properties of which Mr. Aldridge is a co-trustee.
(2)Shares are held in an individual retirement account for the benefit of Mr. Anderson.
(3)Includes 1,094 shares held in an individual retirement account for the benefit of Mr. Barlow.
(4)Includes 15,000 shares which are issuable upon the exercise of currently exercisable, but unexercised, stock options and 12,000 shares held in an individual retirement account for the benefit of Mr. Beard.
(5)Shares are held by Harold Glenn Campbell Trust.
(6)Shares are held by the S F Dawahare Estate Limited Partnership.
(7)Includes 10,000 shares held in an individual retirement account for the benefit of Mr.Kessinger & 50 shares held by Mr.Kessinger's wife, Lana Kessinger.
(8)Shares are jointly owned with Mr. Levy's wife, Sara Levy.
(9)Includes 10,000 shares held for the benefit of Dr.Mersack by National City Bank as Custodian for Dermatology Associates of Kentucky, P.S.C. Profit Sharing Plan.
(10)Includes 1,500 shares held by two trusts (750 shares in each trust) for two of Mr.Rogers'children and 2,500 shares held by Mary-Lon Investments, LLC
(11)Includes 10 shares held by Mr. Rosenstein as custodian for his son, Ross J. Rosenstein.
(12)Shares are jointly owned with Dr. Saykaly's wife, Teresa G. Saykaly.
(13)Includes 15,000 shares held by the Don K. Poole Trust under Agreement dated March 29, 1985.

Item 12. Certain Relationships and Related Transactions

         First Security Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with some of its directors, officers, and employees and their associates. All of such transactions have been on the same terms, including interest rates, maturities and collateral requirements as those prevailing at the time for comparable transactions with non-affiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

         First Security Bank has agreed to enter into a twenty (20) year lease with LEX/108, LLC for the lease of land and improvements thereon in Palomar Centre in Lexington, Kentucky for the purpose of a First Security Bank branch office. First Security Bank will pay monthly rental of $5,600.00 for the first five years of the lease term, with the monthly rental increasing $200.00 every two years of the lease term (except for the fifteenth and sixteen years when the monthly rental increases $400 over the previous two-year period). First Security Bank may extend the lease term an additional twenty (20) years in which event monthly rental would increase four percent (4%) annually. First Security Bank will also be obligated to pay the cost of all insurance, taxes and utilities associated with the property as well as a pro rata portion of the maintenance costs for the Palomar Centre. Company Director, D. Woodford Webb, Jr. is a member of LEX/108, LLC.

Item 13. Exhibits, Lists and Reports on Form 8-K

         (a)      Exhibits

The following exhibits are filed herein:

3.1 Articles of Incorporation of First Security Bancorp, Inc. incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

3.2 Articles of Amendment to Articles of Incorporation of First Security Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

3.3      Bylaws of First Security Bancorp, Inc. (incorporated by reference to
         Exhibit 3.3 of the Company's Registration Statement on
         Form SB-2 [No. 333-43444]).

4.1      Articles of Incorporation of First Security Bancorp, Inc. (included in
         Exhibit 3.1) (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

4.2 Articles of Amendment of Articles of Incorporation of First Security Bancorp, Inc., (included in Exhibit 3.2) (incorporated by reference to
         Exhibit 4.2 of the Company's Registration Statement on Form SB-2
         [No. 333-43444]).

10.1     Employment Agreement between First Security Bancorp, Inc. and
         John S. Shropshire (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.2 Contract for Electronic Data Processing Services between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to
         Exhibit 10.2 of the Company's Registration Statement on Form SB-2
         [No. 333-43444]).

10.3 Outsource Contract between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.4 Business/Manager (R) License Agreement between Private Business, Inc. and First Security Bank of Lexington, Inc.(incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2
         [No. 333-43444]).

10.5 Agreement for Administration of Credit Card Program between Crittson Financial, LLC and First Security Bank of Lexington, Inc.(incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.6 Lease 400 East Main Street between Isaac and Teresa C. Lawrence and First Security Bank of Lexington, Inc. (incorporated by reference to
         Exhibit 10.6 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.7 Lease between THOMCO, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.8 Grounds lease between Cherrywood Development, LLC and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.9 First Security Bank of Lexington, Inc. Stock Award Plan (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.10 Real Estate Purchase Agreement between National City Bank of Kentucky and First Security Bank of Lexington (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form SB-2 [No.333-43444]).

11 Statement re: Computation of Per share Earnings (included in Note 10 to the Company financial statements included in this report).

21       Subsidiaries of First Security Bancorp, Inc.

         (b) Reports on Form 8-K. The Company filed on October 16, 2000 a report on Form 8-K dated October 16, 2000 reporting the Company's press release announcing its earnings for the third quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 20, 2001                       By:  /s/John S. Shropshire
                                                 ---------------------
                                                  John S. Shropshire
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Principal Executive Officer:                  Date

                  /s/ John S. Shropshire                        March 20, 2001
                  -------------------------------
                  John S. Shropshire
                  President, Chief Executive Officer
                    and Director


                  Principal Financial and Accounting Officer:


                  /s/ Ben New                                    March 20, 2001
                  -----------------------------------
                  Ben New
                  Controller

                  Directors:

                  /s/ Julian E. Beard                            March 20, 2001
                  ----------------------------------
                  Julian E. Beard

                  /s/ R. Greg Kessinger                          March 20, 2001
                  -------------------------------
                  R. Greg Kessinger

                  /s/ Len Aldridge                               March 20, 2001
                  ----------------------------------
                  Len Aldridge

                  /s/ Dennis R. Anderson                         March 20, 2001
                  -----------------------------
                  Dennis R. Anderson
                                                                 March 20, 2001
                  ------------------------------
                  John D. Barlow

                  /s/ Harold Glenn Campbell                      March 20, 2001
                  ---------------------------
                  Harold Glenn Campbell

                  /s/ William A. Combs, Jr.                      March 20, 2001
                  -----------------------------
                  William A. Combs, Jr.

                  /s/ A. F. Dawahare                             March 20, 2001
                  --------------------------------
                  A. F. Dawahare

                                                                 March 20, 2001
                  ---------------------------------
                  Dr. Kenneth L. Gerson

                                                                 March 20, 2001
                  ---------------------------------
                  Tommy R. Hall

                  /s/ Erle L. Levy                               March 20, 2001
                  ---------------------------------
                  Erle L. Levy

                                                                 March 20, 2001
                  ----------------------------------
                  David R. McCulloch

                  /s/ Ira P. Mersack                             March 20, 2001
                  ----------------------------------
                  Dr. Ira P. Mersack

                  /s/ Fon Rogers, II                             March 20, 2001
                  -----------------------------------
                  Fon Rogers, II

                  /s/ Robert J. Rosenstein                       March 20, 2001
                  -------------------------------
                  Robert J. Rosenstein

                  /s/ Dr. Ronald J. Saykaly                      March 20, 2001
                  ------------------------------
                  Dr. Ronald J. Saykaly

                  /s/ Richard S. Trontz                          March 20, 2001
                  --------------------------------
                  Richard S. Trontz

                  /s/ William T. Vennes                          March 20, 2001
                  ------------------------------
                  William T. Vennes

                  /s/ Kathy E. Walker                            March 20, 2001
                  --------------------------------
                  Kathy E. Walker

                  /s/ D. Woodford Webb, Jr.                      March 20, 2001
                  -----------------------------
                  D. Woodford Webb, Jr.

                                  EXHIBIT INDEX

     The following exhibits are filed herein:

     3.1 Articles of Incorporation of First Security Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company's
              Registration Statement on Form SB-2 [No. 333-43444]).

     3.2 Articles of Amendment to Articles of Incorporation of First Security Bancorp, Inc. (incorporated by reference to Exhibit
              3.2 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

     3.3 Bylaws of First Security Bancorp, Inc. (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

     4.1 Articles of Incorporation of First Security Bancorp, Inc. (included in Exhibit 3.1) (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

     4.2 Articles of Amendment of Articles of Incorporation of First Security Bancorp, Inc., (included in Exhibit 3.2)(incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

     10.1     Employment Agreement between First Security Bancorp, Inc. and
              John S. Shropshire (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2 [No.333-43444]).

     10.2 Contract for Electronic Data Processing Services between BSC, Inc. and First Security Bank of Lexington, Inc.(incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

     10.3 Outsource Contract between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

     10.4 Business/Manager (R) License Agreement between Private Business, Inc. and First Security Bank of Lexington, Inc.(incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

     10.5 Agreement for Administration of Credit Card Program between Crittson Financial, LLC and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 [No.333-43444]).

     10.6 Lease 400 East Main Street between Isaac and Teresa C. Lawrence and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

     10.7 Lease between THOMCO, Inc. and First Security Bank of Lexington, Inc.(incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

     10.8 Grounds lease between Cherrywood Development, LLC and First Security Bank of Lexington, Inc. (incorporated by reference to
              Exhibit 10.8 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

     10.9 First Security Bank of Lexington, Inc. Stock Award Plan (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

     10.10 Real Estate Purchase Agreement between National City Bank of Kentucky and First Security Bank of Lexington (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form SB-2 [No.333-43444]).

     11 Statement re: Computation of Per share Earnings (included in Note 10 to the Company financial statements included in this report).

     21       Subsidiaries of First Security Bancorp, Inc.