Form 10QSB
period 2001-03-31
FIRST SECURITY BANCORP INC /KY/
filed 2001-05-15
CIK 1109610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

__X__Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

                        _X_ Yes   ___ No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common stock, no par value - 1,456,250 shares outstanding as of April 15, 2001.

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

                             First Security Bancorp, Inc.
                        Consolidated Balance Sheets (Unaudited)
                                  (in thousands)

                                               March 31     December 31
Assets                                           2001           2000

Cash & due from banks                         $ 3,950         $3,774
Federal funds sold                              7,652          4,524
                                               ------         ------
         Total cash & cash equivalents         11,602          8,298
Securities available for sale                  19,795         13,240
Loans                                         114,799        107,098
         Less allowance for loan losses        (1,318)        (1,221)
                                               ------         ------
Net loans                                     113,481        105,877
FHLB stock                                        228            224
Leasehold improvements, premises
 & equipment net                                5,598          5,590
Accrued interest receivable                       998          1,062
Other assets                                      188            168
                                              -------         ------
         Total Assets                        $151,890       $134,459
                                              =======        =======
Liabilities & Shareholders' Equity

Liabilities
         Deposits
Non-interest bearing                          $10,694        $ 8,274
Time deposits $100,000 and over                26,285         21,750
Other interest bearing                         95,230         85,519
                                              -------         ------
         Total Deposits                       132,209        115,543
Securities sold under agreements
 to repurchase                                  1,183          1,393
Federal Home Loan Bank Advances                 1,046          1,049
Accrued interest payable                          703            624
Other liabilities                                  66            238
                                              -------         ------
         Total Liabilities                    135,207        118,847
Shareholders' Equity

Common stock no par value                       8,385          8,071
Paid-in Capital                                 8,385          8,071
Accumulated defecit                              (386)          (639)
Accumulated other comprehensive
 Income                                           299            109
                                              -------         ------
         Total Shareholders' Equity            16,683         15,612
                                              -------         ------
Total Liabilities and Shareholders' Equity   $151,890       $134,459
                                              =======         ======

                          First Security Bancorp, Inc.
                           Consolidated Statements of
                   Income and Comprehensive Income (Unaudited)
                       (in thousands, except per share data)

                                   Three Months Ended
                                        March 31
                                    2001        2000
Interest Income

     Loans, including fees        $2,412      $1,857
     Securities - taxable            229          63
     Securities - non-taxable          7           -
     Federal funds sold              134          71
     Other                            16           2
                                   -----       -----
                                   2,798       1,993
Interest Expense

     Deposits                      1,732       1,092
     Other Borrowings                 32          13
                                   -----         ---
                                   1,764        1105
                                   -----         ---
Net Interest Income                1,034         888

Provision for loan losses            100         100
                                   -----         ---
Net interest income after
  provision for loan loss            934         788
Noninterest Income
     Service charges and
      fees on deposits                33          29
     Securities Gains                  7           -
     Real Estate lease                62           -
     Other                            26          12
                                      --          --
                                     128          41
Noninterest expense
     Salaries and
       employee benefits             407         302
     Occupancy & Equipment           142          81
     Data Processing                  46          34
     Advertising                      33          24
     Professional Fees                26          40
     Taxes other than payroll,
        property and income           34          43
     Other                           121          87
                                     ---         ---
                                     809         611
                                     ---         ---

Net Income                          $253        $218
                                     ===         ====
Other Comprehensive Income (Loss)

  Other comprehensive income (loss)  190         (11)
                                     ----        ----

  Comprehensive income              $443        $ 207
                                     ===         ====

Weighted average shares common outstanding:
     Basic                           1,454      1,000
     Diluted                         1,601      1,025

Earnings per share:
     Basic                            $.17       $.22
     Diluted                           .16        .21


                          First Security Bancorp, Inc.
            Consolidated Statement of Changes In Shareholders' Equity
                           (in thousands) (unaudited)

                                                                                 Accumulated
                                                    Additional                   Other            Total
                               --Common Stock--     Paid-In     Retained         Comprehensive    Shareholders'
                              Shares      Amount    Capital     Earnings         Income (Loss)    Equity

Balance January 1, 2001        1,415     $8,071       $8,071    $(639)           $ 109            $15,612

Net change in accumulated
   other comprehensive income
   (Loss)                                                                          190                190

Issuance of Common Stock          41        314          314                                          628

Net Income                                                          253                              253
                               -----      -----       ------     ------            ----             -----
Balance March 31, 2001         1,456     $8,385       $8,385    $  (386)          $299          $  16,683
                               =====      =====       ======    =======           =====            ======

                          First Security Bancorp, Inc.
                      Statements of Cash Flows (unaudited)
                  Three Months Ended March 31, 2001 and 2000
                                 (in thousands)

                                                                   2001    2000

Cash flows from Operating Activities:
Net income (loss)                                                  $253   $ 218
Adjustments to reconcile net income to net
   cash from operating activities
   Depreciation                                                      56      31
   Amortization and accretion on available
       for sale securities, net                                     (10)      2
   Provision for loan losses                                        100     100
   Federal Home Loan Bank Stock dividends                            (4)     (2)
   Investment securities gains        net                            (7)      0
   Change in assets and liabilities:
       Accrued interest receivable                                   64    (103)
       Other assets                                                 (20)    (10)
       Accrued interest payable                                      79      43
       Other liabilities                                           (172)    (71)
                                                                    ---     ----
            Net cash from operating activities                      339     208

Cash flows from investing activities
   Net change in loans                                           (7,704)(12,930)
   Activity in available for sale securities
        Maturities,Calls, and principal repayments                3,324   1,024
        Purchases                                               (11,982)   (500)
        Sales                                                     2,310       0
   Leasehold improvements and net purchases of
     premises and equipment                                         (64)     (6)
                                                                  ------  ------
            Net cash from investing activities                  (14,116)(12,412)

Cash flows from financing activities
   Net change in deposits                                        16,666  11,032
   Net changes in securities sold under
     agreements to repurchase                                      (210) (1,518)
   Payments on Federal Home Loan Bank advances                       (3)      -
   Issuance of common stock                                         628       0
                                                                  -----   -----
   Net cash from financing activities                            17,081   9,514
                                                                 ------  ------
Net change in cash and cash equivalents                           3,304  (2,690)

Cash and cash equivalents at beginning of period                  8,298  11,272
                                                                 ------  ------
Cash and cash equivalents at end of period                      $11,602 $ 8,582
                                                                 ======  ======
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:  Interest                       $1,685 $  1,061

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

     Recent Accounting Pronouncements: Beginning January 1, 2001, a new standard required all derivatives to be recorded at fair value. Unless designated as hedges, change in these fair values will be recorded in the income statment. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The adoption of this standard did not have a material effect.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE 2 - SECURITIES

Securities were as follows:                          Gross       Gross
                                        Amortized  Unrealized  Unrealized  Fair
                                          Cost        Gains      Losses    Value
                                        ---------  ----------  ----------  -----
                                                       (in thousands)
Available for Sale

March 31, 2001
  U.S. Treasury securities              $  250         $ -       $  -    $   250
  U.S. Government agency securities     10,934         178         (3)    11,109
  Mortgage-backed                        5,060         125          -      5,185
  Municipal securities                   3,251           -          -      3,251
                                        ------         ---      ------    ------
   Total debt securities               $19,495        $303       $ (3)   $19,795
                                         =====         ===      ======    ======
December 31, 2000
  U.S. Treasury securities              $  250         $ -      $   -    $   250
  U.S. Government agency securities     10,628         121        (54)    10,695
  Mortgage-backed                        2,253          48         (6)     2,295
                                         -----         ---        ----     -----
       Total debt securities           $13,131        $169       $(60)   $13,240
                                         =====         ===        ====     =====

Securities pledged at March 31, 2001 and year-end 2000 had carrying amounts of $2.2 million, and $2.4 million, and were pledged to secure customer repurchase agreements and to the Federal Reserve Discount window. Proceeds from securities sold during the quarter ended March 31, 2001 totaled $2.3 million and resulted in a net gain of $7,000.

NOTE 3 - LOANS

Loans were as follows:
                                                March 31  December 31
                                                  2001        2000
                                                  ----        ----
                                                   (in thousands)

Commercial                                     $32,046       $31,257
Mortgage loans on real estate:
  Commercial                                    58,139        53,058
  Residential                                   13,267        11,663
Consumer                                        11,347        11,120
                                                ------         -----
                                              $114,799      $107,098
                                                ======        ======
Changes in the allowance for loan losses were as follows:

                                       Three Months Ended
                                             March 31

                                         2001      2000
                                         ----      ----
                                         (in thousands)
Beginning balance                       $1,221     $819
  Loans charged off                         (3)      (1)
  Recoveries                                 0        0
  Provision for loan losses                100      100
                                         ----      ----
Ending Balance                         $1,318     $ 918
                                         ====      ====


NOTE 4 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                            Three Months Ended
                                               March 31

                                             2001      2000
                                             ----      ----
                                           (in thousands, except per share data)
Basic
  Net Income                                 $ 253     $ 218

  Weighted average common shares             1,454     1,000

Basic earnings per common share                .17       .22

Diluted
  Net income                                  $253      $218

  Weighted average common shares             1,454     1,000

  Add:  Dilutive effects of assumed exercises
    of stock warrents                          147        25
                                             -----     -----
  Average shares and dilutive potential
    common shares                            1,601     1,025
                                             =====     =====
Diluted earnings per common share              .16       .21

NOTE 5 - STOCK OFFERING
On September 29, 2000,the Company initiated the sale of 456,250 shares of common stock at $16 per share though a public offering. Through December 31, 2000, the Company sold 414,778 shares which, net of direct costs of issuance, increased shareholders' equity $6.3 million. The remaining 41,472 shares in the offering were sold in January 2001 which, net of direct costs of issuance, increased shareholder's equity an additional $628,000.

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

Overview
The mission of First Security Bank is to firmly establish itself in Lexington, Kentucky as a full-service bank providing traditional products and services typically offered by commercial banks. The Lexington banking market is highly competitive with 17 commercial banks and thrift institutions currently serving the market. Most of the banks in Lexington are part of larger bank holding companies headquartered outside of the Lexington /Fayette County market and Kentucky. Promoting local management has proven effective for First Security Bank in attracting customers, fostering loyalty and establishing and maintaining strong asset quality.

In order to support continued growth, First Security Bancorp made an offering of common stock that commenced on September 29, 2000 at a price of $16.00 per share. First Security Bancorp sold 414,778 shares through December 31, 2000 and an additional 41,472 shares were sold in January, 2001, for total gross proceeds of $7.3 million. ($6.9 million net of direct costs of issuance). Shareholders' equity to total assets increased to 11.6% at year-end as compared to 8.7% at year-end 1999.

Net income for the three months ending March 31, 2001 was $253,000, up from $218,000 for the same period in 2000. Earning assets increased from $125.1 million as of December 31, 2000, to $142.5 million as of March 31, 2001 contributing to the increase in net income. Net loans increased from $105.9 million as of December 31, 2000 to $113.5 million as of March 31, 2001. Total deposits increased from $115.5 million as of December 31, 2000 to $132.2 million as of March 31, 2001, funding earning asset growth.

In December, 2000 First Security Bank purchased a former banking facility at 318-320 East Main Street in downtown Lexington for $3.5 million to replace its current main office. The new Main Office will significantly increase First Security Bank's downtown presence and visibility and includes the added convenience of drive-thru windows and an ATM, which the present main office does not have. It is expected that an additional $846,588 will be invested to prepare this facility for use by summer 2001. A fourth branch location will be opened during the second half of 2001. A building has been purchased and will be renovated for this purpose, at an anticipated cost of $731,191. The land for this facility will be leased for $5.600 per month. The impact of these new locations will cause an increase in non-earning assets which may slow near-term growth in net interest income. Further, growth in net income and book value per share will be negatively impacted until the growth in earnings associated with these new locations covers the additional costs. First Security Bancorp believes however, that the potential longer term benefits, incuding prospects for new loan and deposit growth, outweigh the potential near term costs.

First Security Bancorp and First Security Bank have not needed to record income tax expense since inception as the result of losses generated in First Security Bank's first years of operation and uncertainty about becoming profitable. Recording income tax expense, approximately 34% of pre-tax income, could begin as soon as the third or fourth quarter of 2001.

                              Results of Operations

Net Interest Income

Net interest income was $1.034 million for the three months ended March 31, 2001, compared to $888,000 in 2000, resulting in an increase of $146,000 or 16.4%. The increase in net interest income was primarily the result of volume increases in earning assets. Year-to-date earning assets were up $17.4 million, or 13.9% from 2000 to 2001, while the weighted average yield on earning assets decreased from 8.52% to 8.41% for the same period. The general level of interest rates declined significantly for the period ending March 31, 2001, and as compared with the same period last year. Net interest margin declined to 3.08% for the quarter ending March 31, 2001, versus 3.77% for the quarter ending March 31, 2000. The decline in net interest margin is largely a result of the downward movement in interest rates. This trend could continue during 2001 and may result in a decrease in the rate of growth of net interest income, and a decrease in net interest margin should rate decreases have a more pronounced affect on earning assets than on interest bearing liabilities.

Non Interest Income and Expenses

Non interest income increased from $41,000 to $128,000 for the three months ended March 31, 2000 and 2001, respectively. The increase of $87,000 is primarily attributable to lease income on real property owned by First Security Bank, and other non deposit service charges. Lease income is derived from property to be used as First Security Bank's new main office. We anticipate that First Security Bank will occupy a portion of the new building by the summer of 2001, and lease the remainder. First Security Bank will be released from the lease on its current main office facility. There will be no early termination charge on the lease.

Non Interest Expense

Non interest expense increased from $611,000 to $809,000 for the three months ended March 31, 2000 and 2001, respectively. The increase of $198,000 is primarily attributable to salaries and benefits, occupancy, and equipment expense.

Salaries and benefits were $302,000 and $407,000 for the three months ended March 31, 2000, and 2001, respectively. The number of full time equivalent employees increased from 23 at March 31, 2000, to 30 at March 31,2001. Additional employees were hired to staff the third location opened in 2001, for business development purposes, and for bank operations.

Occupancy and equipment expenses were $81,000 and $142,000 for the three months ended March 31, 2000, and 2001 respectively. The increase resulted from operating costs associated with the third branch office and the purchase of the building to be used as the new main office facility.

Securities Available for Sale

The amortized cost of investment securities increased from $13.1 million as of December 31, 2000 , to $19.5 million as of March 31, 2001. Investment security purchases of $12.0 million were designed to move liquidity from lower yielding federal funds sold to higher yielding securities. Securities sold during the quarter which totaled $2.3 million, resulted in a gain of $7,000, and were reinvested in securities offering higher yields. During the period ending March 31, 2001, First Security Bank purchased $3.3 million in municipal securities. Municpal purchases were completed in anticipation of the banks net taxable position in 2001. The remainder of the portfolio primarily consisted of U.S. Government Agency Securities. Additional purchases of municipal securities will occur consistent with prudent tax planning strategies.

Loans

Net loans increased $7.6 million from December 31, 2000 to March 31, 2001. The real estate portfolio grew $6.7 million with $5.1 million in commercial real estate loans and $1.6 million in the residential category.

We have a significant amount of our loans to commercial and commercial real estate borrowers. Approximately 78.5% of our loan portfolio was in loans to commercial businesses and commercial real estate borrowers. The growth of commercial loans and commercial real estate loans is a result of increased marketing and competitive pricing in our primary market. We anticipate that the rate of growth in the commercial sector of the portfolio will decrease as penetration in the consumer loan market increases, precipitated by the continued development of our branch network.

Allowance and Provision for Loan Losses

The provision for loan losses was $100,000 for the periods ending March 31, 2000 and 2001. Year to date net charge offs were minimal at $1,000 and $3,000 for the periods ending March 31, 2000, and 2001, respectively. The levels of delinquent and non-accrual loans have been and continue to be very insignificant. The loan loss reserve to total loans was 1.15% as of March 31, 2001.

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

     We believe the allowance for loan losses at March 31, 2001 was adequate. The relationship between the allowance for loan losses and loans did not change signficiantly during the periods presented as, based on the best information available, the overall credit quality of our loan portfolio has not changed. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

Deposit and Other Borrowings

The deposit base provides the major funding source for earning assets. Total deposits increased by $16.7 million from December 31, 2000 to March 31, 2001. Deposits have grown at historically consistent levels. Demand deposits were up modestly to 8.1% of the total.

     The table below illustrates our deposits by major categories as of March 31, 2001, and December 31, 2000;

DEPOSITS
                                        March 31                December 31
                                          2001                      2000
                                        ---------               ------------
                                                  (in thousands)

Interest-bearing demand deposits        $14,423                    $15,028

Savings deposits                         15,838                     12,784

Time deposits less than $100,000         64,969                     57,707

Time deposits $100,000 and over          26,285                     21,750
                                        --------                -----------

   Total interest-bearing deposits      121,515                    107,269

   Total noninterest-bearing deposits    10,694                      8,274
                                       --------                -----------

        Total                          $132,209                   $115,543
                                       ========                ===========

Liquidity.
Liquidity management is the process by which management attempts to insure that adequate liquid funds are available for withdrawals by depositors, to fund borrower credit needs, to pay operating expenses, fund capital expenditures, service long term obligations, and meet reserve requirements. Liquidity is monitored by the Asset/Liability Management Committee, which develops and implements appropriate funding and balance sheet strategies.

First Security Bank has several alternative funding sources which may supplement the deposit base, in meeting ongoing liquidity needs. The alternative sources include unsecured federal funds lines of credit aggretating approximately $12.8 million; a secured repurchase agreement line from a correspondent bank; and a secured line of credit from the Federal Reserve Bank of approximately $650,000. Based upon its membership with the Federal Home Loan Bank of Cincinnati, the Bank could borrow an additional $11.9 million, as of December 31, 2000.

Short term borrowings as of March 31, 2001, consisted of $1.2 million in overnight customer repurchase agreements and $1.0 million in Federal Home Loan Bank advances. Borrowing levels have remained at these relatively low levels and have been stable. There were no federal funds purchases or other borrowings during 2000 or through March 31, 2001.

Management believes that there is sufficient liquidity to meet all reasonable depositors' and creditors' needs at the present time.

Capital.

On September 29, 2000, First Security Bancorp initiated the sale of 456,250 shares of common stock at $16 per share through a public offering. Through December 31, 2000, 414,778 shares had been sold, which, net of direct costs of issuance, increased shareholders' equity by $6.3 million. The reamining 41,472 shares in the offering were sold in January, 2001 which, net of direct costs of issuance, increased sharedolders' equity an additional $628,000.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Total capital was $16.7 million as of March 31, 2001, increasing $1.1 million from $15.6 million as of December 31, 2000. Shareholders' equity to assets was 10.98% as of March 31, 2001, and 11.61% as of December 31, 2000.

The increase in total capital was attributable to the sale of common stock discussed above, net income year to date through March 31, 2001, and an improvement in the accumulated other comprehensive income (loss) category resulting from decreases in market interest rates, leading to an increase in the value of the available for sale security portfolio. As of March 31, 2001, First Security Bank exceeded all of the regulatory minimums for a "well capitalized" institution.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                First Security Bancorp, Inc.

                                                /s/John S. Shropshire
Date:  May  14, 2001                           John S. Shropshire
                                                Chairman, President and CEO
                                                (Principal Executive Officer)

                                                /s/Ben A. New
Date:  May 14, 2001                             Ben A. New
                                                Vice President/Controller
                                                (Principal Financial and
                                                Accounting Officer)



Exhibit 11  Statment regarding Computation of Per Share Earnings

See Item 1, Note 4 "Earnings Per Share" for calculations