Form 10KSB/A
period 2000-12-31
FIRST SECURITY BANCORP INC /KY/
filed 2001-05-25
CIK 1109610

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB/A

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

     The income statements of First Security Bancorp and First Security Bank have not reflected income tax expense since inception because the earnings recorded in the most recent periods have not exceeded initial losses and uncertainty still exists regarding the realization of the remaining deferred tax asset associated with those early losses. Income tax expense, approximately 34% of pre-tax net income, will be reflected in the income statement once our ability to utilize the net deferred tax asset becomes more certain.

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

     As of December 31, 2000, First Security Bancorp had a net deffered tax asset of $221,000 (see Note 9 to the Consolidated Financial Statements). Due to the uncertainty concerning First Security's ability to utilize this asset, a valuation allowance is maintained in the same amount of the net deferred tax asset. The uncertainty is primarily the result of our limited history of producing net income and additional pressure on earnings that will occur from the committed facility expansion. The expansion will result in an increase in personnel and facility related costs which will require revenue growth to cover. The valuation allowance will be reversed when management determines that the net asset is more likely than not to be recovered through future earnings. Once the valuation allowance is fully reversed, First Security Bancorp's financial statments will reflect income tax expense which will amount to approximately 34% of pre-tax income.

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

     21       Subsidiaries of First Security Bancorp, Inc.



                      EX-21
                 Subsidiaries


                                                         Exhibit 21
        Subsidiaries of First Security Bancorp, Inc.

          First Security Bank of Lexington, Inc.