Form 10QSB
period 2001-06-30
FIRST SECURITY BANCORP INC /KY/
filed 2001-08-14
CIK 1109610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

__X__Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

                        _X_ Yes   ___ No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common stock, no par value - 1,456,250 shares outstanding as of July 15, 2001.

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

                             First Security Bancorp, Inc.
                        Consolidated Balance Sheets (Unaudited)
                                  (in thousands)

                                               June 30     December 31
Assets                                           2001           2000

Cash & due from banks                         $ 3,360         $3,774
Federal funds sold                              1,112          4,524
                                               ------         ------
         Total cash & cash equivalents          4,472          8,298
Securities available for sale                  22,807         13,240
Loans                                         126,598        107,098
         Less allowance for loan losses        (1,373)        (1,221)
                                               ------         ------
Net loans                                     125,225        105,877
FHLB stock                                        324            224
Premises, equipment, and leasehold
 improvements, net                              5,967          5,590
Accrued interest receivable                     1,138          1,062
Other assets                                      199            168
                                              -------         ------
         Total Assets                        $160,132       $134,459
                                              =======        =======
Liabilities & Shareholders' Equity

Liabilities
         Deposits
Non-interest bearing                          $ 7,771        $ 8,274
Time deposits $100,000 and over                29,426         21,750
Other interest bearing                         94,370         85,519
                                              -------         ------
         Total Deposits                       131,567        115,543
Securities sold under agreements
 to repurchase                                  9,882          1,393
Federal Home Loan Bank Advances                 1,044          1,049
Accrued interest payable                          678            624
Other liabilities                                 178            238
                                              -------         ------
         Total Liabilities                    143,349        118,847
Shareholders' Equity

Common stock no par value                       8,385          8,071
Paid-in Capital                                 8,385          8,071
Accumulated defecit                               (60)          (639)
Accumulated other comprehensive
 Income                                            73            109
                                              -------         ------
         Total Shareholders' Equity            16,783         15,612
                                              -------         ------
Total Liabilities and Shareholders' Equity   $160,132       $134,459
                                              =======         ======

                          First Security Bancorp, Inc.
                           Consolidated Statements of
                   Income and Comprehensive Income (Unaudited)
                    (three months ended and six months ended)
                       (in thousands, except per share data)

                                   Three Months Ended   Six Months Ended
                                        June 30              June 30
                                    2001        2000      2001      2000
Interest Income

     Loans, including fees        $2,553      $2,063    $4,965     $3,920
     Securities - taxable            254          52       483        115
     Securities - non-taxable         68           -        75          -
     Federal funds sold               30         162       164        233
     Other                             7           4        23          6
                                   -----       -----      ----       ----
                                   2,912       2,281     5,710      4,274
Interest Expense

     Deposits                      1,737       1,377     3,469      2,469
     Other Borrowings                 74          13       106         26
                                   -----         ---     -----      -----
                                   1,811        1390     3,575      2,495
                                   -----         ---     -----      -----
Net Interest Income                1,101         891     2,135      1,779

Provision for loan losses            101         101       201        201
                                   -----         ---       ---      -----
Net interest income after
  provision for loan loss          1,000         790      1,934     1,578
Noninterest Income
     Service charges and
      fees on deposits                50          30         83        59
     Securities Gains                 88           -         95         -
     Real Estate lease                39           -        101         -
     Loss Sale of Land               (17)          -        (17)        -
     Other                            29          15         55        27
                                      --          --         --        --
                                     189          45        317        86
Noninterest expense
     Salaries and
       employee benefits             429         323        836        625
     Occupancy & Equipment           151          83        293        164
     Data Processing                  55          38        101         72
     Advertising                      40          33         73         57
     Professional Fees                42          99         68        139
     Taxes other than payroll,
        property and income           33          41         67         84
     Other                           113         101        234        188
                                     ---         ---       ----       ----
                                     863         718      1,672      1,329
                                     ---         ---      -----      -----

Net Income                          $326        $117        579        335
                                     ===         ====     =====       ====
Other Comprehensive Income (Loss)

  Other comprehensive income (loss) (189)         (5)         1        (17)
                                     ----        ----

  Comprehensive income              $137        $ 112        580        318
                                     ===         ====

Weighted average shares common outstanding:
     Basic                         1,456        1,000      1,455      1,000
     Diluted                       1,489        1,028      1,489      1,026

Earnings per share:
     Basic                          $.22         $.12      $.40       $ .34
     Diluted                         .22          .11       .39         .33


                          First Security Bancorp, Inc.
            Consolidated Statement of Changes In Shareholders' Equity
                           (in thousands) (unaudited)

                                                                                 Accumulated
                                                    Additional                   Other            Total
                               --Common Stock--     Paid-In     Retained         Comprehensive    Shareholders'
                              Shares      Amount    Capital     Earnings         Income (Loss)    Equity

Balance January 1, 2001        1,415     $8,071       $8,071    $(639)           $ 109            $15,612

Net change in accumulated
   other comprehensive income
   (Loss)                                                                          (36)               (36)

Issuance of Common Stock          41        314          314                                          628

Net Income                                                          579                               579
                               -----      -----       ------     ------            ----             -----
Balance June 30, 2001          1,456     $8,385       $8,385    $   (60)          $  73          $ 16,783
                               =====      =====       ======    =======           =====            ======

                          First Security Bancorp, Inc.
                      Statements of Cash Flows (unaudited)
                     Six Months Ended June 30, 2001 and 2000
                                 (in thousands)

                                                                   2001    2000

Cash flows from Operating Activities:
Net income (loss)                                                  $579   $ 335
Adjustments to reconcile net income to net
   cash from operating activities
   Depreciation                                                     114      62
   Amortization and accretion on available
       for sale securities, net                                     (27)      2
   Provision for loan losses                                        201     201
   Federal Home Loan Bank Stock dividends                            (9)     (6)
   Securities gains                                                 (95)      -
   Loss Sale of Land                                                 17       -
   Change in assets and liabilities:
       Accrued interest receivable                                  (76)   (186)
       Other assets                                                 (31)      1
       Accrued interest payable                                      54     129
       Other liabilities                                             (5)    (40)
                                                                    ---     ----
            Net cash from operating activities                      732     498

Cash flows from investing activities
   Net change in loans                                          (19,549)(17,504)
   Activity in available for sale securities
        Maturities,Calls, and principal repayments                4,591    1554
        Purchases                                               (21,112)   (980)
        Sales                                                     6,975       -
   Leasehold improvements and net purchases of
     premises and equipment                                        (508)    (97)
   Purchases Federal Home Loan Bank stock                           (91)    (93)
                                                                  ------  ------
            Net cash from investing activities                  (29,694)(17,120)

Cash flows from financing activities
   Net change in deposits                                        16,024  19,268
   Proceeds from issuance short term debt                             -     600
   Net changes in securities sold under
     agreements to repurchase                                     8,489     176
   Payments on Federal Home Loan Bank advances                       (5)      -
   Issuance of common stock                                         628       -
                                                                  -----   -----
   Net cash from financing activities                            25,136  20,044
                                                                 ------  ------
Net change in cash and cash equivalents                          (3,826)  3,422

Cash and cash equivalents at beginning of period                  8,298  11,272
                                                                 ------  ------
Cash and cash equivalents at end of period                      $ 4,472 $14,694
                                                                 ======  ======
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:  Interest                       $3,521 $ 2,366

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of presentation:

     The accounting and reporting policies of First Security Bancorp, Inc. (the "Company") and its wholly-owned subsidiary First Security Bank of Lexington (the"Bank") conform to generally accepted accounting principles and to predominant practices within the banking industry. The significant policies are described within First Security Bancorps 10KSB filing dated December 31, 2000.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE 2 - SECURITIES

Securities were as follows:                          Gross       Gross
                                        Amortized  Unrealized  Unrealized  Fair
                                          Cost        Gains      Losses    Value
                                        ---------  ----------  ----------  -----
                                                       (in thousands)
Available for Sale

June 30, 2001
  U.S. Government agency securities     $5,228         $53        $(6)    $5,275
  Mortgage-backed                       10,161          92         (4)    10,249
  Municipal securities                   6,812           5        (37)     6,780
  Other debt securities                    496           7          -        503
                                        ------         ---      ------    ------
   Total debt securities               $22,697        $157       $(47)   $22,807
                                         =====         ===      ======    ======
December 31, 2000
  U.S. Treasury securities              $  250         $ -      $   -    $   250
  U.S. Government agency securities     10,628         121        (54)    10,695
  Mortgage-backed                        2,253          48         (6)     2,295
                                         -----         ---        ----     -----
       Total debt securities           $13,131        $169       $(60)   $13,240
                                         =====         ===        ====     =====

Securities pledged at June 30, 2001 and year-end 2000 had carrying amounts of $11.6 million, and $2.4 million, respectively, and were pledged to secure customer repurchase agreements and to the Federal Reserve Discount window. Proceeds from securities sold during the six months ended June 30, 2001 totaled $7.0 million and resulted in a net gain of $95,000.

NOTE 3 - LOANS

Loans were as follows:
                                                June 30  December 31
                                                  2001        2000
                                                  ----        ----
                                                   (in thousands)

Commercial                                     $34,289       $31,257
Mortgage loans on real estate:
  Commercial                                    64,932        53,058
  Residential                                   15,859        11,663
Consumer                                        11,518        11,120
                                                ------         -----
                                              $126,598      $107,098
                                                ======        ======
Changes in the allowance for loan losses were as follows:

                                       Six Months Ended
                                            June 30

                                         2001      2000
                                         ----      ----
                                         (in thousands)
Beginning balance                       $1,221     $819
  Loans charged off                        (49)     (23)
  Recoveries                                 -        -
  Provision for loan losses                201      201
                                         ----      ----
Ending Balance                         $ 1,373     $997
                                         =====     ====


NOTE 4 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                            Three Months Ended                          Six Months Ended
                                               June 30                                      June 30

                                             2001      2000                             2001         2000
                                             ----      ----                             ----         ----
                                           (in thousands, except per share data)
Basic
  Net Income                                 $ 326     $ 117                          $  579        $ 335

  Weighted average common shares             1,456     1,000                           1,455        1,000

Basic earnings per common share                .22       .12                             .40          .34

Diluted
  Net income                                  $326      $117                             579          335

  Weighted average common shares             1,456     1,000                           1,455        1,000

  Add:  Dilutive effects of assumed exercises
    of stock warrents                           33        28                              34           26
                                             -----     -----                            ----          ---
  Average shares and dilutive potential
    common shares                            1,489     1,028                            1,489       1,026
                                             =====     =====                            =====       =====
Diluted earnings per common share              .22       .11                              .39         .33

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

       Part I Item 2.

Management's  Discussion  and  Analysis or Plan of Operation

General.
     The Bank is a commercial banking organization organized under the laws of the Commonwealth of Kentucky, and is a wholly owned subsidiary of the Company. The Bank offers a variety of products and services through three full service offices including the acceptance of deposits for checking, savings and time deposit accounts; extension of secured and unsecured loans to corporations, individuals and others; issuance of letters of credit; and rental of safe deposit boxes. The Bank's lending activities include commercial and industrial loans, real estate, installment, and other consumer loans and revolving credit plans. Operating revenues are derived primarily from interest and fees on loans and from interest on investment securities.

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

In order to support continued growth, First Security Bancorp made an offering of common stock that commenced on September 29, 2000 at a price of $16.00 per share. First Security Bancorp sold 414,778 shares through December 31, 2000 and an additional 41,472 shares were sold in January, 2001, for total gross proceeds of $7.3 million,($6.9 million net of direct costs of issuance). Shareholders' equity to total assets increased to 11.6% at year-end as compared to 8.7% at year-end 1999.

Net income for the six months ending June 30, 2001 was $579,000,up from $335,000 for the same period in 2000. Earning assets increased from $125.1 million as of December 31, 2000, to $149.5 million as of June 30, 2001 contributing to the increase in net income. Net loans increased from $105.9 million as of December 31, 2000 to $125.2 million as of June 30, 2001. Funding earning asset growth, were deposit increases of $16.1 million from $115.5 million as of December 31, 2000, to $131.6 million as of June 30, 2001, and increases in customer repurchase agreements of $8.5 million from $1.4 million to $9.9 million for the same periods respectively.

In December, 2000 First Security Bank purchased a former banking facility at 318-320 East Main Street in downtown Lexington for $3.5 million to replace its current main office. The new Main Office will significantly increase First Security Bank's downtown presence and visibility and includes the added convenience of drive-thru windows and an ATM, which the present main office does not have. It is expected that an additional $990,000 will be invested to prepare this facility for use by September 2001. A fourth branch location will be opened during the fourth quarter of 2001. A building has been purchased and will be renovated for this purpose,at an anticipated cost of $750,000. The land for this facility will be leased for $5,600 per month. The impact of these new locations will cause an increase in non-earning assets which may slow near-term growth in net interest income. Further, growth in net income and book value per share will be negatively impacted until the growth in earnings associated with these new locations covers the additional costs. First Security Bancorp believes however, that the potential longer term benefits, incuding prospects for new loan and deposit growth, outweigh the potential near term costs.

First Security Bancorp and First Security Bank have not needed to record income tax expense since inception as the result of losses generated in First Security Bank's first years of operation and uncertainty about becoming profitable. Having fully utilitzed its remaining deferred tax valuation allowance in the quarter ended June 30, 2001, recording income tax expense, approximately 34% of prospective pre-tax income, will begin in July of 2001.

                              Results of Operations

Net Interest Income

Net interest income was $2.135 million for the six months ended June 30, 2001, compared to $1.779 million in 2000, resulting in an increase of $356,000 or 20.0%. Net interest income was $1.101 million for the three months ended June 30, 2001, compared to $891,000 for the three months ended June 30, 2000, resulting in an increase of $210,000 or 23.6%. The increase in net interest income was primarily the result of volume increases in earning assets. Year-to-date earning assets were up $24.4 million, or 19.5% from 2000 to 2001. The general level of interest rates declined significantly for the six month period ending June 30, 2001, causing rate sensitive assets to reprice at lower rates faster than interest bearing liabilities, resulting in a decreased net interest margin. Net interest margin was decreased to 3.14% for the six months ended June 30, 2001, from 3.52% for the same period in 2000. Quarterly net interest margin was 3.12% for the period ending June 30, 2001, decreaseing from 3.80% for the same period in 2000.

In order to improve net interest margin going forward, we have deployed available funding by investing in investments such as mortgage backed securities and in response to market conditions, have lowered interest bearing deposit rates. While we anticipate some additional downward rate movement, which could further reduce margin and earnings, the actions discussed above in conjunction with lower deposit costs, should have a positive impact on earnings.

Non Interest Income and Expenses

Non interest income increased from $86,000 to $317,000 for the first six months ending June 30, 2000 and 2001, respectively. Amounts were $45,000 and $189,000 for the quarters ending June 30, 2000 and 2001, respectively. Components of noninterest income include service charges and fees on deposit accounts, securities gains, lease income on real property and other fees. Securities gains were $95,000 for the six months ended June 30, 2001 , and $88,000 for the three months ended June 30, 2001. Lease income was $101,000 and $39,000 for the same periods respectively. Securities gains resulted from the sale of a number of investments in order to reinvest as previously discussed and to a lesser degree, for liquidity. Gains of this nature are infrequent and irregular in amount, and are not anticipated to regularly increase earnings in significant amounts such as these going forward. The new main office is larger than our current needs, but will also allow room for future growth. We are in the process of securing tenants for the excess space which once fully leased, it should provide annual rents of approximately $200,000. Lease revenue was $62,000 in the first quarter and #39,000 in the second. Lease revenues should increase and stabilize in conjunction with the relocation of the main office in September, 2001. Non interest income also included the loss of sale of land of $17,000. We anticipate that service charge income on deposit accounts will continue to grow comensurate with our deposit base, and as a result of the introduction of a new checking product.

Non Interest Expense

Total non interest expense was $1.7 million for the six months ended June 30, 2001, versus $1.3 million for the six months ended June 30, 2000. Total non interest expense for the quarter ending June 30, 2001, was $863,000 versus $718,000 for the quarter ending June 30,2000. The primary components of non interest expense are salaries and benefits and costs associated with occupancy and equipment.

Salaries and benefits were $836,000 and $625,000 for the six months ended June 30, 2001, and 2000, respectively. The quarterly amounts were $429,000 and $323,000 respectively. The number of full time equivalent employees increased from 24 at June 30, 2000, to 32 at June 30,2001. The increase in the number of full time equivalent employees and related expenses resulted primarily from the addition of a third branch office in 2000 and the anticipated occupancy of a new main office facilty in the third quarter of 2001.

Occupancy and equipment expenses increased $129,000 for the six months ended June 30, 2000, versus the six months period ended June 30, 2000, at $293,000 and $164,000 respectively. These expenses increased $68,000 to $151,000 from $83,000, for the quarters ending June 30, 2001 and 2000, respectively. The increased resulted primarily from operating costs associated with the third branch office and to a lesser extent, the indirect costs associated with the new main office.

Securities Available for Sale

The amortized cost of investment securities increased from $13.1 million as of December 31, 2000 , to $22.7 million as of June 30, 2001. Investment Security purchases were designed to attain better yields leading to an improvement in margin, slow the rate of repayment by increasing the proportion of mortgage backed securities versus callable securities, and to increase the amount of municipal securities offering earnings not subject to federal taxation.

Loans

Net loans increased $19.3 million, or 18.2%, from December 31, 2000 to June 30, 2001. Loan growth was experienced among all categories with commercial real estate loans increasing $11.9 million and residential real estate loans increasing $4.2 million.

We have a significant amount of our loans to commercial and commercial real estate borrowers. Approximately 78.3% of our loan portfolio was in loans to commercial businesses and commercial real estate borrowers. The growth of commercial loans and commercial real estate loans is a result of increased marketing and and outreach efforts in our primary market. We anticipate that the rate of growth in the commercial sector of the portfolio will decrease as penetration in the consumer loan market increases, precipitated by the continued development of our branch network.

Allowance and Provision for Loan Losses

The provision for loan losses was $201,000 for the first six months of 2001 and 2000. Year to date net charge offs were low at $49,000 and $23,000 for the six month periods ending June 30, 2001, and 2000, respectively. The levels of delinquent and non-accrual loans have been and continue to be minimal. The loan loss reserve to total loans was 1.08% as of June 30, 2001.

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

     We believe the allowance for loan losses at June 30, 2001 was adequate. The relationship between the allowance for loan losses and loans did not change signficiantly during the periods presented as, based on the best information available, the overall credit quality of our loan portfolio has not changed. Alos, the levels of charge-off and delinquent loans have remained historically low in spite of gains in loan volume. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

Deposit and Other Borrowings

The deposit base provides the major funding source for earning assets. Total deposits increased by $16.0 million from December 31, 2000 to June 30, 2001. Deposits have grown at historically consistent levels. The mix of deposits remained substantially the same for both periods.

     The table below illustrates our deposits by major categories as of June 30, 2001, and December 31, 2000;

DEPOSITS
                                        June 30                December 31
                                          2001                      2000
                                        ---------               ------------
                                                  (in thousands)

Interest-bearing demand deposits        $13,600                    $15,028

Savings deposits                         16,070                     12,784

Time deposits less than $100,000         64,700                     57,707

Time deposits $100,000 and over          29,426                     21,750
                                        --------                -----------

   Total interest-bearing deposits      123,796                    107,269

   Total noninterest-bearing deposits     7,771                      8,274
                                       --------                -----------

        Total                          $131,567                   $115,543
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

First Security Bank has several alternative funding sources which may supplement the deposit base, in meeting ongoing liquidity needs. The alternative sources include unsecured federal funds lines of credit aggretating approximately $12.9 million; a secured repurchase agreement line from a correspondent bank; and a secured line of credit from the Federal Reserve Bank of approximately $177,000. Based upon its membership with the Federal Home Loan Bank of Cincinnati, the Bank could borrow an additional $15.6 million, as of June 30, 2001.

Short term borrowings as of June 30, 2001, consisted of $9.9 million in overnight customer repurchase agreements and $1.0 million in Federal Home Loan Bank advances. The level of consumer repurchase agreements increased significantly due to the establishment of several new customer relationships. Federal funds were purchased ten days during the quarter ending June 30, 2001. The average purchased balance was $1.045 million. Loan demand was strong during the quarter and the interest rate environment helped to create an irregular flow of deposits. These conditions precipitated the need to borrow. Should these conditions continue, additional temporary borrowing may be necessary.

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

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Total capital was $16.8 million as of June 30, 2001, increasing $1.2 million from $15.6 million as of December 31, 2000. Shareholders' equity to assets was 10.48% as of June 30, 2001, and 11.61% as of December 31, 2000.

The increase in total capital was attributable to the sale of common stock discussed above and net income year to date through June 30, 2001. First Security Bancorp and its wholly owned subsidiary, First Security Bank of Lexington, are allowed to distribute earnings in the form of dividends to shareholders. At the present time, we have chosen not to pay dividends in order to retain capital to sustain current and future growth. As of June 30, 2001, First Security Bank exceeded all of the regulatory minimums for a "well capitalized" institution.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                First Security Bancorp, Inc.

                                                /s/John S. Shropshire
Date:  August 14, 2001                           John S. Shropshire
                                                Chairman, President and CEO
                                                (Principal Executive Officer)

                                                /s/Ben A. New
Date:  August 14, 2001                            Ben A. New
                                                Vice President/Controller
                                                (Principal Financial and
                                                Accounting Officer)



Exhibit 11  Statment regarding Computation of Per Share Earnings

See Item 1, Note 4 "Earnings Per Share" for calculations