Form 10QSB
period 2001-09-30
FIRST SECURITY BANCORP INC /KY/
filed 2001-11-14
CIK 1109610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

__X__Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                  For the quarterly period ended September 30, 2001

                                       or

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

318 East Main Street, Lexington, KY 40507
(Address of Principal Executive Offices)
(859)- 367-3700
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        _X_ Yes   ___ No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common stock, no par value - 1,456,250 shares outstanding as of November 14, 2001.

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

                             First Security Bancorp, Inc.
                        Consolidated Balance Sheets (Unaudited)
                                  (in thousands)

                                           September 30     December 31
Assets                                           2001           2000

Cash & due from banks                         $ 6,623         $3,774
Federal funds sold                              5,079          4,524
                                               ------         ------
         Total cash & cash equivalents         11,702          8,298
Securities available for sale                  21,419         13,240
Loans                                         145,290        107,098
         Less allowance for loan losses        (1,492)        (1,221)
                                               ------         ------
Net loans                                     143,798        105,877
FHLB stock                                        330            224
Premises, equipment, and leasehold
 improvements, net                              6,873          5,590
Accrued interest receivable                     1,037          1,062
Other assets                                      336            168
                                              -------         ------
         Total Assets                        $185,495       $134,459
                                              =======        =======
Liabilities & Shareholders' Equity

Liabilities
         Deposits
Non-interest bearing                          $14,903        $ 8,274
Time deposits $100,000 and over                38,545         21,750
Other interest bearing                        106,784         85,519
                                              -------         ------
         Total Deposits                       160,232        115,543
Securities sold under agreements
 to repurchase                                  5,598          1,393
Federal Home Loan Bank Advances                 1,041          1,049
Accrued interest payable                          757            624
Other liabilities                                 567            238
                                              -------         ------
         Total Liabilities                    168,195        118,847
Shareholders' Equity

Common stock no par value                       8,385          8,071
Paid-in Capital                                 8,385          8,071
Retained Earnings                                 263           (639)
Accumulated other comprehensive
 Income                                           267            109
                                              -------         ------
         Total Shareholders' Equity            17,300         15,612
                                              -------         ------
Total Liabilities and Shareholders' Equity   $185,495       $134,459
                                              =======         ======

                          First Security Bancorp, Inc.
                           Consolidated Statements of
                   Income and Comprehensive Income (Unaudited)
                          (three and nine months ended)
                      (in thousands, except per share data)

                                   Three Months Ended   Nine Months Ended
                                      September 30         September 30
                                    2001        2000      2001      2000
Interest Income

     Loans, including fees        $2,827      $2,226    $7,792     $6,146
     Securities - taxable            230          79       713        194
     Securities - non-taxable        110           -       185          -
     Federal funds sold               21         213       185        446
     Other                             7           4        30         10
                                   -----       -----      ----       ----
                                   3,195       2,522     8,905      6,796
Interest Expense

     Deposits                      1,854       1,541     5,323      4,010
     Other Borrowings                 90          30       196         56
                                   -----         ---     -----      -----
                                   1,944       1,571     5,519      4,066
                                   -----         ---     -----      -----
Net Interest Income                1,251         951     3,386      2,730

Provision for loan losses            120         112       321        313
                                   -----         ---       ---      -----
Net interest income after
  provision for loan loss          1,131         839     3,065      2,417
Noninterest Income
     Service charges and
      fees on deposits                73          35       156         94
     Securities Gains                100           -       195          -
     Real Estate lease                 -           -       101          -
     Other                            54          16        92         43
                                      --          --        --         --
                                     227          51       544        137
Noninterest expense
     Salaries and
       employee benefits             492         355      1,328       980
     Occupancy & Equipment           166          84        459       248
     Data Processing                  52          42        153       117
     Advertising                      46          14        119        71
     Professional Fees                39          32        107       171
     Taxes other than payroll,
        property and income           37          31        104       115
     Other                           143         122        377       307
                                     ---         ---       ----      ----
                                     975         680      2,647     2,009
                                     ---         ---      -----     -----

Net Income Before taxes              383         210        962       545
  Income Tax Expense                  60           -         60         -
                                     ---         ---        ---       ---
Net Income                          $323        $210       $902      $545
                                     ===         ===        ===       ===

Other Comprehensive Income

  Other comprehensive income         194          68        158        51
                                     ---         ---        ---       ---

  Comprehensive income              $517        $ 278     $1,060     $596
                                     ===         ====      =====      ===

Weighted average shares common outstanding:
     Basic                         1,456        1,001      1,455     1,000
     Diluted                       1,491        1,032      1,490     1,028

Earnings per share:
     Basic                          $.22         $.21      $.62      $ .54
     Diluted                         .22          .20       .61        .53


                          First Security Bancorp, Inc.
            Consolidated Statement of Changes In Shareholders' Equity
                           (in thousands) (unaudited)

                                                                                 Accumulated
                                                    Additional                   Other            Total
                               --Common Stock--     Paid-In     Retained         Comprehensive    Shareholders'
                              Shares      Amount    Capital     Earnings         Income (Loss)    Equity

Balance January 1, 2001        1,415     $8,071       $8,071    $(639)           $ 109            $15,612

Net change in accumulated
   other comprehensive income
                                                                                   158                158

Issuance of Common Stock          41        314          314                                          628

Net Income                                                          902                               902
                               -----      -----       ------     ------            ----             -----
Balance September 30, 2001     1,456     $8,385       $8,385    $   263          $ 267          $  17,300
                               =====      =====       ======    =======           =====            ======

                          First Security Bancorp, Inc.
                      Statements of Cash Flows (unaudited)
                     Nine Months Ended September 30, 2001 and 2000
                                 (in thousands)
                                                                   2001    2000

Cash flows from Operating Activities:
Net income                                                         $902   $ 545
Adjustments to reconcile net income to net
   cash from operating activities
   Depreciation                                                     172      94
   Amortization and accretion on available
       for sale securities, net                                     (29)      2
   Provision for loan losses                                        321     313
   Federal Home Loan Bank Stock dividends                           (15)    (10)
   Securities gains                                                (195)      -
      Change in assets and liabilities:
       Accrued interest receivable                                   25    (340)
       Other assets                                                (307)     16
       Accrued interest payable                                     133     202
       Other liabilities                                            329      32
                                                                    ---     ----
            Net cash from operating activities                    1,336     854

Cash flows from investing activities
   Net change in loans                                          (38,242)(21,271)
   Activity in available for sale securities
        Maturities,Calls, and principal repayments                6,792   1,594
        Purchases                                               (27,801) (4,196)
        Sales                                                    13,351       -
   Leasehold improvements and net purchases of
     premises and equipment                                      (1,455)   (711)
   Purchases Federal Home Loan Bank stock                           (91)    (93)
                                                                  ------  ------
            Net cash from investing activities                  (47,446)(24,677)

Cash flows from financing activities
   Net change in deposits                                        44,689  30,021
      Net changes in securities sold under
     agreements to repurchase                                     4,205    (883)
   Payments on Federal Home Loan Bank advances                       (8)      -
   Issuance of common stock                                         628     778
                                                                  -----   -----
   Net cash from financing activities                            49,514  29,916
                                                                 ------  ------
Net change in cash and cash equivalents                           3,404   6,093

Cash and cash equivalents at beginning of period                  8,298  11,272
                                                                 ------  ------
Cash and cash equivalents at end of period                      $11,702 $17,365
                                                                 ======  ======
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:  Interest                       $5,386 $ 3,864

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of presentation:

     The accounting and reporting policies of First Security Bancorp, Inc. and its wholly-owned subsidiary First Security Bank of Lexington, Inc. conform to generally accepted accounting principles and to predominant practices within the banking industry. The significant policies are described within First Security Bancorp's 10-KSB for the year ended December 31, 2000.

     First Security Bank is a Kentucky corporation incorporated to operate as a commercial bank under a state bank charter. First Security Bank generates commercial, mortgage, and installment loans, and receives deposits from customers located primarily in the Fayette County, Kentucky area. The majority of First Security Bank's income is derived from lending activities. The majority of First Security Bank's loans are secured by specific items of collateral including business assets, real estate, and consumer assets, although borrower cash flow may also be a primary source of repayment. All of First Security Bank's operations are considered by management to be aggregated into one reportable operating segment.

     Recent Accounting Pronouncements: Beginning January 1, 2001, a new standard required all derivatives to be recorded at fair value. Unless designated as hedges, change in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The adoption of this standard did not have a material effect.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE 2 - SECURITIES

Securities were as follows:                          Gross       Gross
                                        Amortized  Unrealized  Unrealized  Fair
                                          Cost        Gains      Losses    Value
                                        ---------  ----------  ----------  -----
                                                       (in thousands)
Available for Sale

September 30, 2001
  U.S. Government agency                $  500         $ 5        $ -    $   505
  Mortgage-backed                       10,392         260          -     10,652
  Municipal securities                  10,121         144         (3)    10,262
                                        ------         ---      ------    ------
   Total debt securities               $21,013        $409       $ (3)   $21,419
                                         =====         ===      ======    ======
December 31, 2000
  U.S. Treasury                         $  250         $ -      $   -    $   250
  U.S. Government agency                10,628         121        (54)    10,695
  Mortgage-backed                        2,253          48         (6)     2,295
                                         -----         ---        ----     -----
       Total debt securities           $13,131        $169       $(60)   $13,240
                                         =====         ===        ====     =====

Securities pledged at Setpember 30, 2001 and year-end 2000 had carrying amounts of $12.0 million, and $2.4 million, respectively, and were pledged to secure customer repurchase agreements and to the Federal Reserve Discount window. Proceeds from securities sold during the nine months ended September 30, 2001 totaled $13.3 million and resulted in a net gain of $195,000.

NOTE 3 - LOANS

Loans were as follows:
                                              September 30  December 31
                                                  2001        2000
                                                  ----        ----
                                                   (in thousands)

Commercial                                     $35,907       $31,257
Mortgage loans on real estate:
  Commercial                                    78,222        53,058
  Residential                                   18,583        11,663
Consumer                                        12,578        11,120
                                                ------         -----
                                              $145,290      $107,098
                                                ======        ======
Changes in the allowance for loan losses were as follows:

                               Three Months Ended          Nine Months Ended
                                  September 30                September 30

                                2001        2000             2001      2000
                                ----        ----             ----      ----
                                (in thousands)               (in thousands)
Beginning balance              $1,373       $ 997           $1,221     $819
  Loans charged off                (1)          -              (50)     (23)
  Recoveries                        -           -                -        -
  Provision for loan losses       120         112              321      313
                                 ----        ----             ----     ----
Ending Balance                 $1,492      $1,109          $ 1,492   $1,109
                                =====       =====            =====    =====


NOTE 4 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                            Three Months Ended                          Nine Months Ended
                                               Setpember 30                                September 30

                                             2001      2000                             2001         2000
                                             ----      ----                             ----         ----
                                           (in thousands, except per share data)
Basic
  Net Income                                 $ 323     $ 210                          $  902        $ 545

  Weighted average common shares             1,456     1,001                           1,455        1,000

Basic earnings per common share                .22       .21                             .62          .54

Diluted
  Net income                                  $323      $210                             902          545

  Weighted average common shares             1,456     1,001                           1,455        1,000

  Add:  Dilutive effects of assumed exercises
    of stock warrents                           35        31                              35           28
                                             -----     -----                            ----          ---
  Average shares and dilutive potential
    common shares                            1,491     1,032                            1,490       1,028
                                             =====     =====                            =====       =====
Diluted earnings per common share              .22       .20                              .61         .53

Diluted earnings per share for the nine month period ending September 30, 2001 excluded 21,950 stock options because they were anti-dilutive.

NOTE 5 - STOCK OFFERING
     On September 29, 2000,the Company initiated a public offering at 500,000 shares of common stock at $16 per share. Through December 31, 2000, the Company sold 414,778 shares which, net of direct costs of issuance, increased shareholders' equity $6.3 million. An additional 41,472 shares in the offering were sold in January 2001 which, net of direct costs of issuance, increased shareholder's equity an additional $628,000.

       Part I Item 2.

Management's  Discussion  and  Analysis or Plan of Operation

General.
     First Security Bank is a commercial banking organization organized under the laws of the Commonwealth of Kentucky, and is a wholly-owned subsidiary of the Company. First Security Bank offers a variety of products and services through three full service offices including the acceptance of deposits for checking, savings and time deposit accounts; extension of secured and unsecured loans to corporations, individuals and others; issuance of letters of credit; and rental of safe deposit boxes. First Security Bank's lending activities include commercial and industrial loans, real estate, installment, and other consumer loans and revolving credit plans. Operating revenues are derived primarily from interest and fees on loans and from interest on investment securities.

     We have made, and may continue to make, various forward-looking statements with respect to credit quality (including delinquency trends and the allowance for loan losses), corporate objectives and other financial and business matters. When used in this discussion the words "anticipate," "project," "expect," "believe," and similar expressions are intended to identify forward-looking statements. In addition to factors disclosed by First Security Bancorp, the following factors, among others, could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions both nationally and in our market; the extent and timing of actions of the Federal Reserve Board; customers' acceptance of our products and services; and the extent and timing of legislative and regulatory actions and reforms.

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

In order to support continued growth, First Security Bancorp made an offering of common stock that commenced on September 29, 2000 at a price of $16.00 per share. First Security Bancorp sold 414,778 shares through December 31, 2000 and an additional 41,472 shares were sold in January, 2001, for total gross proceeds of $7.3 million, ($6.9 million net of direct costs of issuance). Shareholders' equity to total assets increased from 8.7% at year-end 1999 as compared to 11.6% at year-end 2000 and was 9.3% at September 30, 2001.

Net income for the nine months ending September 30, 2001 was $902,000,up from $545,000 for the same period in 2000. Earning assets increased from $123.9 million as of December 31, 2000, to $170.6 million as of September 30, 2001 contributing to the increase in net income. Net loans increased from $105.9 million as of December 31, 2000 to $143.8 million as of September 30, 2001. Investment securities increased from $13.2 million as of December 31, 2000 to $21.4 million as of September 30, 2001. Funding earning asset growth, were deposit increases of $44.7 million from $115.5 million as of December 31, 2000, to $160.2 million as of September 30, 2001, and increases in customer repurchase agreements of $4.2 million from $1.4 million to $5.6 million respectively, as of the same date.First Security Bancorp began recording federal income tax expense for the first time during the quarter ending September 30, 2001. The amount of the tax provision made was $60,000 and therefore, net income for this quarter is not comparable on the same basis with prior quarters.

In December, 2000 First Security Bank purchased a former banking facility at 318-320 East Main Street in downtown Lexington for $3.5 million to replace its main office. First Security moved its downtown offices to the new facility in September, 2001. The new location features drive-thru windows, an ATM and innovative interior design features. A total of $1.1 million was invested on the new facility in addition to its purchase price. A fourth location will be opened during the fourth quarter of 2001. A building has been purchased and will be renovated for this purpose, at an anticipated total cost of $850,000. The land for this facility will be leased for $5,600 per month. The impact of these new locations will cause an increase in non-earning assets which may slow near-term growth in net interest income. Further, growth in net income and book value per per share will be negatively impacted until the growth in earnings associated with these new locations covers the additional costs. First Security Bancorp believes however, that the potential longer term benefits, including prospects for new loan and deposit growth, outweigh the near term costs.


                              Results of Operations

Net Interest Income

Net interest income was $3.39 million for the nine months ended September 30, 2001, compared to $2.73 million for the nine months ended September 30, 2000, resulting in an increase of $660,000 or 24.2%. Net interest income was $1.25 million for the three months ended September 30, 2001, compared to $951,000 for the three months ended September 30, 2000, resulting in an increase of $299,000 or 31.4%. The increase in net interest income was primarily the result of volume increases in earning assets. Year-to-date earning assets were up $46.7 million, or 37.7%, from December 31, 2000 levels. The general level of interest rates declined significantly for the nine month period ending September 30, 2001, causing rate sensitive assets to reprice at lower rates faster than interest bearing liabilities, resulting in a falling net interest margin during 2001. The net interest margin rose during the same period in 2000. Net interest margin for the nine months ending September 30, 2001, was 3.08%. This was the same as for the nine months ending September 30, 2000. Quarterly net interest margin was 3.08% for the period ending September 30, 2001, decreasing from 3.34% for the same period in 2000.

In order to improve net interest margin going forward, we have deployed available funding by investing in investments such as mortgage backed securities and federally tax exempt municipal bonds, and in response to market conditions, have lowered interest bearing deposit rates. While we anticipate some additional downward rate movement, which could further reduce margin and earnings, the actions discussed above in conjunction with lower deposit costs, should have a positive impact on earnings.

Noninterest Income and Expenses

Noninterest income increased from $137,000 to $544,000 for the first nine months ending September 30, 2000 and 2001, respectively. Amounts were $51,000 and $227,000 for the quarters ending September 30, 2000 and 2001, respectively. Components of noninterest income include service charges and fees on deposit accounts, securities gains, lease income on real property and other fees. Service charges and fees on deposits increased from $35,000 to $73,000 comparing the current quarter to one year ago and from $94,000 to $156,000 comparing year to date.We anticipate that service charge income on deposit accounts will continue to grow comensurate with our deposit base, and as a result of the introduction of a new checking product. Securities gains were $195,000 for the nine months ended September 30, 2001 , and $100,000 for the three months ended September 30, 2001. Lease income was $101,000 and $0 for the same periods respectively. Securities gains resulted from the sale of a number of investments in order to reinvest as previously discussed and to a lesser degree, for liquidity. Gains of this nature are normally infrequent and irregular in amount, and are not anticipated to regularly increase earnings in significant amounts going forward. As discussed above, no building lease revenue was recorded for the quarter ending September 30, 2001. The new main office is larger than our current needs, allowing room for future growth. We are in the process of securing tenants for the excess space which if fully leased, should provide annual rents of approximately $200,000. We anticipate that lease revenues will increase and stabilize as new tenants are added.


Noninterest Expense

Total noninterest expense was $2.6 million for the nine months ended September 30, 2001, versus $2.0 million for the nine months ended September 30, 2000. Total noninterest expense for the quarter ending September 30, 2001, was $975,000 versus $680,000 for the quarter ending September 30, 2000. The primary components of noninterest expense are salaries and benefits and costs associated with occupancy and equipment.

Salaries and benefits were $1.3 million and $980,000 for the nine months ended September 30, 2001, and 2000, respectively. The quarterly amounts were $492,000 and $355,000 respectively. The number of full time equivalent employees increased from 27 at September 30, 2000, to 45 at September 30, 2001. Staffing levels increased as a result of the addition of a third branch office in the fourth quarter of 2000, the relocation to the new main office facility this quarter which offers expanded customer services, and the addition of a fourth branch office expected to open in the fourth quarter of 2001.

Occupancy and equipment expenses were $459,000 and $248,000 for the nine months ended Setpember 30, 2001, and 2000, respectively. The quarterly amounts were $166,000 and $84,000 respectively. The increase in these expenses resulted primarily from operating costs of the third branch office and costs associated with preparing the main office for its opening. Additional costs of this nature will be incurred in connection with the new branch office to open in the fourth quarter of 2001.

Securities Available for Sale

Investment securities increased from $13.2 million as of December 31, 2000 , to $21.4 million as of September 30, 2001. Investment security purchases were designed to attain better yields leading to an improvement in margin, slow the rate of repayment by increasing the proportion of mortgage backed securities versus callable securities, increase the amount of municipal securities offering earnings not subject to federal taxation and to a lesser extent, reinvest in select shorter term instruments. Securities were sold to provide funding sources for new loan activity and to reinvest in the security purchases previously discussed.

Loans

Net loans increased $37.9 million, or 35.8%, from December 31, 2000 to September 30, 2001. During the same period commercial and commercial real estate loans increased $29.8 million or 35.3% and consumer loans and residential real estate loans, increased $8.4 million or 36.8%. We anticipate that the rate of growth in the consumer loan portfolio will increase, precipitated by continued development of our branch network and the introduction of additional consumer loan products.

We have a significant amount of our loans to commercial and commercial real estate borrowers. Approximately 78.6% of our loan portfolio was in loans to commercial businesses and commercial real estate borrowers. The growth of commercial loans and commercial real estate loans is a result of increased marketing and outreach efforts in our primary market. We anticipate that the rate of growth in the commercial sector of the portfolio will decrease as penetration in the consumer loan market increases, precipitated by the continued development of our branch network.

Allowance and Provision for Loan Losses

     The allowance for loan losses is regularly evaluated by management and reported quarterly to our board of directors. Our management and board of directors maintain the allowance for loan losses at a level believed to be sufficient to absorb inherent losses in the portfolio at a point in time. Management's allowance for loan loss estimate consists of specific and general reserve allocations as influenced by various factors. Such factors include changes in lending policies and procedures; underwriting standards; collection, charge-off and recovery history; changes in national and local economic and business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations. To evaluate the loan portfolio, management has also established loan grading procedures. These procedures establish a grade for each loan upon origination which is periodically reassessed throughout the term of the loan. Grading categories include prime, good, satisfactory, fair, watch, substandard, doubtful, and loss. Specific reserve allocations are calculated for individual loans having been graded watch or worse based on the specific collectability of each loan. Loans graded watch or worse also include loans severely past-due and those not accruing interest. Loss estimates are assigned to each loan, which results in a specific allocation of a portion of the allowance for loan losses being allocated to that loan.

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

The provision for loan losses was $321,000 and $313,000 for the nine months ending September 30, 2001, and 2000, respectively. Year to date charge-offs remained at nominal levels of $50,000 as of September 30, 2001, as compared to $23,000 as of September 30,2000. The level of delinquent and non-accrual loans, at minimal levels in the past, did increase to moderate levels. The overall level of delinquent and non-accrued loans compare favorably with available peer data. Management considered the increase in the level of past due loans as discussed above, and as a result increased the level of specific loss allocation to the allowance for loan losses. As discussed above, management's analysis includes adjustments to the allowance based upon changes in economic conditions. The local economy has historically been stronger than the regional or national economy. Should local economic conditions worsen, additional provisions to the allowance for loan losses may become necessary. The loan loss reserve to total loans was 1.03% as of September 30, 2001.

Nonperforming Assets

                                        September 30           December 31
                                            2001                  2000
                                                  (in thousands)
Nonaccrual loans                            $349                  $ -
Loans past due 90 days
 or more and still accruing                  404                    2
                                             ---                   --
Total nonperforming loans                    753                    2
Other real estate owned                        -                    -
                                             ---                   --
Total nonperforming assets                  $753                    2
                                            ====                   ==

Percentage of nonperforming
 loans to total loans                        .52%                   -%

Percentage of nonperforming
 assets to total assets                      .41%                   -%

     We believe the allowance for loan losses at September 30, 2001 was adequate. The relationship between the allowance for loan losses and loans did not change signficiantly during the periods presented as, based on the best information available, the overall credit quality of our loan portfolio has not changed materially. Also, the levels of charge-offs and delinquent loans have remained low in spite of increases in loan volume. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

Deposits and Other Borrowings

     The deposit base provides the major funding source for earning assets. Total deposits increased by $44.7 million or 38.7% from December 31, 2000 to September 30, 2001. Non-interest bearing deposits were 9.3% of total deposits as of September 30, 2001, increasing from 7.2% as of December 30, 2000. We believe that the expanded branch network will increase the level of non-interest bearing deposits going forward, contributing to an improvement in net interest margin.

     The table below illustrates our deposits by major categories as of Setpember 30, 2001 and December 31, 2000;

DEPOSITS
                                       September 30              December 31
                                          2001                      2000
                                        ---------               ------------
                                                  (in thousands)

Interest-bearing demand deposits        $15,746                    $15,028

Savings deposits                         14,930                     12,784

Time deposits less than $100,000         76,108                     57,707

Time deposits $100,000 and over          38,545                     21,750
                                        --------                -----------

   Total interest-bearing deposits      145,329                    107,269

   Total noninterest-bearing deposits    14,903                      8,274
                                       --------                -----------

        Total                          $160,232                   $115,543
                                       ========                ===========

Liquidity.
Liquidity management is the process by which management attempts to insure that adequate liquid funds are available for withdrawals by depositors, to fund borrower credit needs, to pay operating expenses, fund capital expenditures, service long-term obligations, and meet reserve requirements. Liquidity is monitored by the Asset/Liability Management Committee of First Security Bancorp's Board of Directors, which develops and implements appropriate funding and balance sheet strategies.

First Security Bank has several alternative funding sources which may supplement the deposit base in meeting ongoing liquidity needs. The alternative sources include unsecured federal funds lines of credit aggretating approximately $25 million; a secured repurchase agreement line from a correspondent bank and from the Commonwealth of Kentucky; and a secured line of credit from the Federal Reserve Bank of approximately $165,000. Based upon its membership with the Federal Home Loan Bank of Cincinnati, First Security Bank could borrow an additional $18.9 million, as of September 30, 2001.

Short-term borrowings as of September 30, 2001, consisted of $5.6 million in overnight customer repurchase agreements and $1.0 million in Federal Home Loan Bank advances. The level of consumer repurchase agreements increased significantly due to the establishment of several new customer relationships. Federal funds purchased during the quarter ending September 30, 2001, had an average outstanding balance of $3.2 million. The high outstanding daily balance was $9.6 million. Loan demand was strong during the quarter and the interest rate environment helped to create an irregular flow of deposits. These conditions precipitated the need to borrow. Should these conditions continue, additional temporary borrowing may be necessary.

Management believes that there is sufficient liquidity to meet all reasonable depositors' and creditors' needs at the present time.

Capital.

On September 29, 2000, First Security Bancorp initiated a public offering of 500,000 shares of common stock at $16 per share. Through December 31, 2000, 414,778 shares had been sold, which, net of direct costs of issuance, increased shareholders' equity by $6.3 million. An additional 41,472 shares in the offering were sold in January, 2001 which, net of direct costs of issuance, increased shareholders' equity an additional $628,000.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Total capital was $17.3 million as of September 30, 2001, increasing $1.7 million from $15.6 million as of December 31, 2000. Shareholders' equity to assets was 9.3% as of September 30, 2001, and 11.6% as of December 31, 2000.

The increase in total capital was attributable to the sale of common stock discussed above, the change in the market value of available for sale securities and net income year to date through September 30, 2001. First Security Bancorp and First Security Bank, are allowed to distribute earnings in the form of dividends to shareholders. At the present time, we have chosen not to pay dividends in order to retain capital to sustain current and future growth. As of September 30, 2001, First Security Bank exceeded all of the regulatory minumums for a "well capitalized" institution.

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.

        (b) Reports on Form 8-K

            A report on Form 8-K dated July 19, 2001 was filed by the registrant reporting the registrant's earnings for the quarter ending June 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                First Security Bancorp, Inc.

                                                /s/John S. Shropshire
Date:  November 14, 2001                           John S. Shropshire
                                                Chairman, President and CEO
                                                (Principal Executive Officer)

                                                /s/Ben A. New
Date:  November 14, 2001                           Ben A. New
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)



11      Statement re Computation of Per Share Earnings (see Item 1,
        Note 4 "Earnings Per Share" for computation)