Form 10QSB/A
period 2001-06-30
FIRST SECURITY BANCORP INC /KY/
filed 2001-11-20
CIK 1109610

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


                           PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 15, 2001, the registrant held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. All of the proposals stated in the registrant's proxy statement dated April 12, 2001 were adopted at the Annual Meeting.

     The proposals voted on and approved by the shareholders at the Annual Meeting were as follows:

     1. Election of six (6) Class III Directors (Harold Glenn Campbell,  William
A. Combs, Jr., Dr. Kenneth L. Gerson, Tommy R. Hall, Richard S. Trontz and William T. Vennes) to serve until the Annual Meeting of Shareholders in 2004; and

     2. Approval of the propsal to appoint Crowe, Chizek and Company, LLP, to serve as independent auditors for the registrant for the year 2001.

     In addition to the Class III Directors elected at the Annual Meeting, the terms of eight (8) Class I directors (R. Greg Kessinger, Dennis R. Anderson, John A. Barlow, Erle L. Levy, David R. McCulloch, Dr. Ira P. Mersack, John S. Shropshire, and D. Woodford Webb, Jr.) and seven (7) Class II Directors (Julian
E. Beard, Len Aldridge, A.F. Dawahare, Fon Rogers, II, Robert J. Rosenstein , Dr. Ronald J. Saykaly and Kathy E. Walker) continued after the Annual Meeting until the Annual Meetings of Shareholders in 2003 and 2002, respectively.

     The election of the six (6) Class III Directors at the Annual Meeting was approved by a vote of 862,500 registrant shares for, zero (0) registrant shares against and 11,000 registrant shares withheld. The approval of the appointment of Crowe, Chizek and Company, LLP at the Annual Meeting was effected by a vote of 862,500 registrant shares for, and 10,000 registrant shares against and 1,000 registrant shares withheld.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The rexhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.

        (b)  Reports on Form 8-K

             A report on Form 8-K dated April 17, 2001 was filed by the registrant reporting the registrant's earnings for the quarter ending March 31, 2001.




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

                                                /s/John S. Shropshire
Date:  August 14, 2001                           John S. Shropshire
                                                Chairman, President and CEO
                                                (Principal Executive Officer)

                                                /s/Ben A. New
Date:  August 14, 2001                            Ben A. New
                                                Vice President/Controller
                                                (Principal Financial and
                                                Accounting Officer)

                                Exhibits


Exhibit 11  Statment regarding Computation of Per Share Earnings (see Part 1,
            Note 4 "Earnings Per Share" for computation)


See Item 1, Note 4 "Earnings Per Share" for calculations