Form 10KSB
period 2001-12-31
FIRST SECURITY BANCORP INC /KY/
filed 2002-03-28
CIK 1109610

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

          _X_ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001

        ___ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________

                        Commission File Number 333-33350

                          FIRST SECURITY BANCORP, INC.
                 (Name of Small Business Issuer in Its Charter)
                 ----------------------------------------------


                               Kentucky 61-1364206
      (State or Other Jurisdiction of (I.R.S. Employer Identification No.)
                         Incorporation or Organization)
 ------------------------------------ -----------------------------------------
                 318 East Main Street, Lexington, Kentucky 40507
                ----------------------------------------- ------
              (Address, of Principal Executive Offices) (Zip Code)
          Issuer's Telephone Number, Including Area Code: (859)367-3700
         --------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Not Applicable

State issuer's revenues for its most recent fiscal year:  $12,760,000

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 26, 2002: $23,300,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                             Outstanding at March 26, 2002
---------------------------                       -----------------------------
Common Stock, no par value                                    1,456,250

Transitional Small Disclosure Format:  Yes ___     No  X
                                                      ---




                          FIRST SECURITY BANCORP, INC.

                                Table of Contents

                                     Part I

Item                                                                       Page
------                                                                    -----
1. Description of Business....................................................3

2. Description of Property...................................................14

3. Legal Proceedings.........................................................15

4. Submission of Matters to a Vote of Security Holders.......................15

Part II

5. Market for Common Equity and Related Stockholder Matters..................15

6. Management's Discussion and Analysis or Plan of Operation.................16

7. Financial Statements......................................................34

8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.........................................................56

Part III

9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a)of the Exchange Act.............................56

10. Executive Compensation...................................................59

11. Security Ownership of Certain Beneficial Owners and Management...........61

12. Certain Relationships and Related Transactions...........................63

Part IV

13. Exhibits, Lists and Reports on Form 8-K..................................63

Signatures...................................................................65

Exhibit Index................................................................67










                                  Part I

Item 1. Description of Business

General

         Substantially all of First Security Bancorp's business activities consist of its ownership of First Security Bank of Lexington. First Security Bank, as presently constituted, was organized in 1997. First Security Bank actively competes on the local and regional levels with other commercial banks and financial institutions for all types of deposits, loans and the financial and other services which it offers. First Security Bank's general market area consists of Fayette County, Kentucky and the surrounding counties. First Security Bank is subject to competition not only from other banks and savings and loan associations located in the First Security Bank service area, but from a number of financial service entities that are competing for deposits and loans and providing financial management services. These other entities include money market funds, finance companies, investment banking firms, insurance companies, pension funds and large retail organizations. Many of the banks and other financial institutions with which First Security Bank competes have capital and resources substantially in excess of First Security Bank's capital and resources. See "Competition" below.

         First Security Bank is one of 18 commercial banks and thrift institutions with offices located in Fayette County, Kentucky, which is the Bank's primary market area. As of December 31, 2001, the Bank had total assets of $202 million and total deposits of $169 million.

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

     First Security Bank offers convenient banking hours with the main office lobby open from 9:00 a.m. to 5:00 p.m., Monday through Thursday, from 9:00 a.m. to 6:00 p.m. on Friday, and drive through service from 8:00 a.m.-6:00 p.m Monday through Friday, and 9:00 a.m. to 12:00 p.m. on Saturday. The branch office lobbies are open from 9:00 a.m. to 4:00 p.m., Monday through Thursday, 9:00 a.m. to 6:00 p.m. on Friday and 9:00 a.m. to 12:00 p.m. on Saturday. Branch office drive-through windows are open from 8:00 a.m. to 6:00 p.m., Monday through Friday and 9:00 a.m. to 12:00 p.m. on Saturday.
Selected Consolidated Financial Data

         The following table sets forth First Security Bancorp's selected historical financial information for 1999, 2000 and 2001. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes. Factors affecting the comparability of certain indicated periods are discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

                                           Years Ended December 31,
                                  (dollars in thousands, except per share data)

                                        2001         2000              1999
                                        ----         ----              ----

 Income Statement Data:

Interest income                      $ 12,107     $ 9,568          $  5,387

Interest expense                        7,539       5,722             3,010

Net interest income                     4,568       3,846             2,377

Provision for loan losses                 447         425               487

Securities gains                          311

Loss on disposal of
 premises and equipment                   (95)

Other Noninterest income                  437         209               139

Noninterest expense                     3,684       2,777             2,007

Income tax expense                         68

Net income                              1,022         853                22


 Balance Sheet Data:

Total assets                         $ 202,270  $ 134,459          $ 94,515

Total securities                        32,309     13,240             4,331

Total loans, net                       150,884    105,877            77,378

Allowance for loan losses                1,538      1,221               819

Total deposits                         168,744    115,543            83,412

Repurchase agreements and other
 short-term borrowings                  12,957      1,393             2,382

FHLB advances                            2,336      1,049                -

Total shareholders' equity              16,827     15,612             8,215

 Per Share Data:

Basic earnings per share              $    .70 $      .81     $         .02

Diluted earnings per share                 .69        .79               .02

Book value                               11.55      11.03              8.22

 Performance ratios:

Return on average assets                  .62%       .74%               .03%

Return on average equity                 6.06       8.63                .27

Net interest margin                      2.91       3.48               3.45

Efficiency ratio                           71         69                 80



 Asset quality ratios:

Non-performing assets to
 total loans                             .52%        ---%              ---%

Net loan charge-offs to
 average loans                           .10         .02               ---

Allowance for loan losses               1.01        1.14              1.05
 to total loans


 Capital ratios:

Average shareholders' equity
 to average total assets               10.15%       8.66%             11.37%

Leverage ratio                          8.80       12.04               9.39

Tier 1 risk-based capital ratio        10.17       13.46              10.47

Total risk-based capital ratio         11.08       14.52              11.50

 Other key data:

 End-of-period full-time
  equivalent employees                    40          30                 22

 Number of bank offices                    4           3                  2

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

         Business Financial Services. First Security Bank offers products and services consistent with the goal of attracting a wide variety of customers, including small- to medium-sized business customers. First Security Bank actively pursues business checking accounts by offering competitive rates, telephone banking and other convenient services to its business customers. In some cases, First Security Bank requires business customers to maintain minimum balances. First Security Bank has also established relationships with one or more correspondent banks and other independent financial institutions to provide other services requested by customers, including cash management services and loan participation where the requested loan amount exceeds the lending limits imposed by law or by First Security Bank policies.

         Consumer Financial Services. The retail banking strategy of First Security Bank is to offer basic banking products and services that are attractively priced and easily understood by the customer. First Security Bank focuses on making its products and services convenient and readily accessible to the customer. In addition to banking during normal business hours, First Security Bank's products and services are delivered via multiple channels, including extended drive-through hours, ATMs, telephone, mail, and by personal appointment. First Security Bank has four ATMs at its branch facilities and is a member of an ATM network which has ATMs at convenience stores and/or service stations. First Security Bank is exploring the establishment of Internet-based services. First Security Bank also provides debit and credit card services by contracting for such services and also offers safety deposit boxes, night depository, direct deposits, Series EE Savings Bond redemptions, cashier's and travelers checks and letters of credit.

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

         Lending Practices. First Security Bank makes loans to individuals and businesses located within its market area. First Security Bank's loan portfolio consists of commercial loans, residential and commercial mortgage loans and personal loans. First Security Bank's legal lending limits under applicable regulations (based on the legal lending limits of 30% and 20%, respectively, of capital and surplus for secured and unsecured loans, respectively) are currently approximately $5.0 million and $3.4 million, respectively.

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

         First Security Bank originates residential mortgage loans with either fixed or variable interest rates. First Security Bank's general policy is to place most fixed rate loans in the secondary market. This policy is subject to review by management and may be revised as a result of changing market and economic conditions and other factors. First Security Bank does not retain servicing rights with respect to the secondary market residential mortgage loans that it originates. First Security Bank also offers home equity loans which are secured by prior liens on the subject residence, First Security Bank thereby generally takes a junior lien position on the subject residence.

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

      o investing First Security Bank funds profitably for the benefit of shareholders and securely for the benefit of depositors; and

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

         First Security Bank's loan policies generally include other underwriting guidelines for loans secured by liens on real estate. These underwriting standards are designed to determine the maximum loan amount that a borrower has the capacity to repay based upon the type of collateral securing the loan and the borrower's income. Typically the borrower would be expected to have annual cash flow of 1.25 times required debt service. In addition, the loan policies require that First Security Bank obtain a written appraisal by a state certified appraiser for loans secured by real estate in excess of $250,000, subject to limited exceptions. The appraiser must be selected by First Security Bank and must be independent and licensed or state certified. First Security Bank may elect to conduct an in-house real estate evaluation for loans not exceeding $50,000. First Security Bank's loan policies also include maximum amortization schedules and loan terms for each category of loans secured by liens on real estate. Loans secured by commercial real estate are generally subject to a maximum term of 5 years and a maximum amortization schedule of 25 years. Loans secured by residential real estate with variable interest rates will have a maximum term and amortization schedule of 30 years. Except for three or five-year fixed rate residential mortgage loans, First Security Bank places in the secondary market all of its residential fixed-rate mortgage loans, thereby reducing its interest rate risk and credit risk. Loans secured by vacant land are generally subject to a maximum term of 3 years and a maximum amortization schedule of 10 years.

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

      o        maintenance of a loan loss reserve; and

      o        other matters relating to First Security Bank's lending practices

         Investments. First Security Bank first strives to meet the credit needs of its community through making loans. Loan demand takes preference on investable funds up to an acceptable loan-to-deposit ratio, as periodically determined by the board of directors. Loan and investment opportunities are fully explored, and those offering the greatest return considering liquidity risk, and community requirements, will be given priority. First Security Bank's investment policy specifies that the overall portfolio objective is to maximize the long term total rate of return through active management of portfolio holdings, consistent with asset/liability, liquidity, tax equivalent yield, maturity and pledging guidelines. Permissible investments include debt instruments such as U.S. government securities, government sponsored agencies, municipal bonds, banker's acceptances, commercial paper, domestic certificates of deposit which are FDIC insured, mortgage-backed securities and collateralized mortgage obligations, and small business administration (SBA) pools. Participation in the federal funds market with other depository institutions is permitted. Investment in equity securities is very limited and only done in exceptional circumstances. All investments are made in accordance with investment policy guidelines governing acceptable yields, maturities, investment selection and evaluation, and unsuitable investment practices.

         Real estate acquired by First Security Bank in satisfaction of or in foreclosure upon loans may be held, subject to a determination by a majority of its board of directors as to the advisability of retaining the property, for a period not to exceed sixty months after the date of acquisition or such longer period as the appropriate regulators may approve. Investment in real estate, including furniture and fixtures, is also permitted as it is necessary for the convenient transaction of the bank's business. Real estate investments are subject to regulatory limitations.

     Financial Planning. First Security Bank has made arrangements to offer financial planning, investment and insurance services through a subsidiary under the name First Security Capital Management. First Security Capital Management will offer these services jointly with an estsablished third party provider from the Lexington market. The objective of offering these products and services would be to generate fee income and strengthen relationships with First Security Bank customers.

         Trust Services. First Security Bank does not have trust powers, but expects to explore establishing a relationship with a third-party provider for administrative trust services.


Data Management and Other Services

         Rather than expending the large sums required to conduct the data management function directly, First Security Bank has entered into an agreement with BSC, Inc. BSC provides, among other things, on-line facilities, daily financial report preparation, loan and deposit data processing and customer account statement preparation pursuant to an agreement with a remaining term of fifteen months. The fees under the BSC contract are currently $8,000 per month.

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

Personnel and Benefits

         The operations of First Security Bank are staffed with forty-four (44) employees, including eight(8) part-time employees. The current staffing is categorized as follows:

                           Management

                           Chairman, President and Chief Executive Officer Executive Vice-President and Chief Credit Officer First Vice-President and Chief Financial Officer Executive Administrator and Human Resources Officer Assistant Vice-President and Assistant Controller

                           Retail Operations

                           Four Branch Managers
                           Twenty-one Tellers/New Accounts Staff
                           One Marketing/Business Deposit Representative Information Systems Analyst
                           Operations Officer

                           Lending

                           Consumer/Installment/Mortgage Lender
                             Two Commercial Lenders
                           New Business Development Officer
                            Senior Loan Administrator
                           Six Loan Support Employees

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

         First Security Bank's market area has experienced substantial consolidation in recent years within the banking industry. Many of the area's locally owned or locally managed financial institutions have either been acquired by large regional bank holding companies or have been consolidated into branches. This consolidation has been accompanied by fee changes, branch closings, the dissolution of local boards of directors, management and branch personnel changes and, in the judgment of many, a decline in the level of personalized customer service. With recent changes in interstate banking regulations, this type of consolidation is expected to continue.

         There are 15 commercial banks operating 85 offices in Fayette County as well as 3 federal savings banks operating five offices, eleven credit unions and several small loan companies. The following table (adapted from information provided in the Federal Deposit Insurance Corporation Summary of Deposits) sets forth information respecting the bank financial institutions with offices in Fayette County, and the deposits (in millions) attributable to such offices, as of June 30, 2001:

                                                 June 30, 2001       Number of
      Institution                                  Deposits           Offices

     Bank of the Bluegrass and Trust Company       $   91                  1
     Bank One, Kentucky, N.A.                       1,033                 14
     Central Bank & Trust Co.                         609                 12
     Fifth Third Bank, Kentucky, Inc.                 355                  9
     First Southern National Bank                      27                  1
     National City Bank of Kentucky                   317                 13
     Community Trust Bank, N.A.                        59                  4
     PNC Bank of Kentucky                             108                  4
     Republic Bank and Trust Co.                      121                  4
     Vine Street Trust Co.                             72                  3
     Whitaker Bank, N.A.                              108                  7
     Traditional Bank of Kentucky, Inc.                75                  2
     Firstar Bank, N.A.                               122                  6
     First Security Bank                              132                  3
     Integra Bank, N.A.                                13                  2
                                                    -----                  -
                                                   $3,242                 85


                                   Market Area

         First Security Bank concentrates the majority of its marketing efforts in the Lexington-Fayette County area. Fayette County is located in central Kentucky, approximately 75 miles east of Louisville and approximately 85 miles south of Cincinnati.

         Lexington is the center of a seven-county metropolitan area that has experienced rapid growth over the past 15 years. Based upon the most recent information from the U.S. Bureau of Census, the population of Lexington and surrounding Fayette county grew by 15.6% to 260,512 in the 1990's. The state population grew by 9.79% to 4,041,769 residents. Unemployment levels in the Lexington Metropolitan Statistical Area (MSA) and Fayette County have remained historically low. October 2001 unemployment rates were 3.22 for the Lexington MSA and 2.9% for Fayette County. The U.S. Census Bureau places Fayette County mean household income at $49,295 versus $31,730 for the Commonwealth of Kentucky.

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
                         Lex-Fayette Urban Co. Gov't2,597
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

Item 2.  Description of Property
         In September, 2001, First Security moved its downtown offices to 318-320 East Main Street. The new main office facility was purchased in December 2000 at an initial cost of $3.5 million, and an additional investment of $1.2 million was incurred for capital improvements. The new location offers drive-throuhg service and an ATM, not found in the former main office facility. The building features innovative interior design and technological advancements.

         First Security Bank has three branch offices located at 2100 Southview Drive, 3616 Walden Drive, and 3750 Palomar Centre Drive, all in Lexington. The Southview Drive facility has been leased, as is the land for the other two branch locations.

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

         The Palomar Centre Drive office is located on land leased for an initial term of twenty years, with First Security Bank holding an option to extend the lease for one additional term of twenty years. Under this lease First Security will pay annual rents of $67,200 during the initial twenty one month period, with bi-annual adjustments of $2,400 until the end of the lease.

Item 3. Legal Proceedings
         In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of First Security Bancorp. To the knowledge of management, no proceedings have been or are contemplated by or against any governmental authority in connection with First Security Bank.

Item 4. Submission of Matters to a Vote of Security Holders
         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters The common shares of First Security Bancorp are not traded on any listed stock exchange. The shares are traded in the over-the-counter market under the symbol "FSLK", on an order-match agency basis, whereby buyers and sellers of the stock execute transactions on a no spread basis. No bid or asked prices are quoted. Trading volume in common stock is considered light and the stock is thinly traded. As of December 31, 2001, there were 1,456,250 shares of common stock outstanding and beneficially held by approximately 529 shareholders.

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

                                   Price Per Share            No. of Shares
                                                           Traded During Period
                                 High          Low

     1997         4th Quarter    10.00        10.00                 800

     1998         1st Quarter    11.50        10.00              11,000
                  2nd Quarter    12.50        10.00               7,600
                  3rd Quarter    13.00        11.875              7,600
                  4th Quarter    13.50        12.50               4,600

     1999         1st Quarter    13.00        12.50              18,400
                  2nd Quarter    13.50        12.00              68,400
                  3rd Quarter    13.375       12.75              79,800
                  4th Quarter    13.00        10.50               4,200

     2000         1st Quarter    14.50        13.25              34,200
                  2nd Quarter    15.50        14.25               9,300
                  3rd Quarter    16.00        16.00                 400
                  4th Quarter    16.25        15.10               2,000

     2001         1st Quarter    17.00        14.00              14,300
                  2nd Quarter    16.50        14.25               1,900
                  3rd Quarter    17.00        15.00               8,100
                  4th Quarter    16.00        15.00               9,100

              These price quotations are derived from data furnished by the National Association of Securities Dealers and, accordingly, the accuracy or reliability of such price quotations cannot be guaranteed. Some trades may occur which are not reported by the NASD. Since there is no established public trading market for First Security Bancorp common stock, there can be no assurance that the price information set forth above is representative of prices which could be obtained from sales of First Security Bancorp common stock in established open market transactions.

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

              The data presented in the following pages should be read in conjunction with the audited Consolidated Financial Statements on pages ___ to ___ of this report.

Overview

         The mission of First Security Bank is to firmly establish itself in Lexington, Kentucky as a full-service bank providing traditional products and services typically offered by commercial banks. The Lexington banking market is highly competitive with 18 commercial banks and thrift institutions currently serving the market. Most of the banks in Lexington are part of larger bank holding companies headquartered outside of the Lexington/Fayette County market and Kentucky. Promoting local management has proven effective for First Security Bank in attracting customers, fostering loyalty and establishing and maintaining strong asset quality.

         In order to support continued growth, First Security Bancorp, made an offering of common stock that commenced on September 29, 2000 at a price of $16.00 per share. First Security Bancorp sold 414,778 shares through December 31, 2000 and an additional 41,472 shares were sold in January, 2001, for total gross proceeds of $7.3 million ($6.9 million net of direct costs of issuance).

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

         Net income for 2001 increased to $1,022,000 as compared to $853,000 in 2000. Return on Equity was 6.06% for 2001 versus 8.63% for 2000. Return on Assets was .62% versus .74% for the same periods, respectively. Earning assets increased from $105.9 million as of December 31, 2000 to $188.1 million as of December 31, 2001. Investment securities increased from $13.2 million as of December 31, 2000 to $32.3 million as of December 31, 2001. Funding earning asset growth were deposit increases of $53.2 million, from $115.5 million as of December 31, 2000 to $168.7 million as of December 31, 2001, and increases in customer repurchase agreements of $11.6 million from $1.4 million to $13.0 million for the same period, respectively. First Security Bancorp began recording federal income tax expense for the first time during 2001. The amount of the tax provision made was $68,000 and therefore, net income for the year is not comparable on the same basis with prior years.

In December, 2000 First Security Bank purchased a former banking facility at 318-320 East Main Street in downtown Lexington for $3.5 million to replace its main office. First Security Bank moved its downtown offices to the new facility in September, 2001. The new location features drive-through windows, an ATM and innovative interior design features. A total of $1.2 million was invested on the new facility in addition to its purchase price. A fourth location was also opened during the fourth quarter of 2001. A building was purchased and was opened for this purpose at a total cost of $906,000. The land for this facility will be leased for $5,600 per month. Growth in net income and book value per share will be negatively impacted until the growth in earnings resulting from these new locations covers the additional costs. First Security Bancorp believes however, that the potential longer term benefits, including prospects for new loan and deposit growth, outweigh the potential near term costs.

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

Net interest income increased from $3.8 million in 2000 to $4.6 million in 2001. However, the spread decreased from 2.76% to 2.32% and the margin decreased from 3.48% to 2.91%. The increases in net interest income resulted from more growth in the volume of interest-earning assets than in the volume of interest- bearing liabilities. The decreases in spread and margin were caused by the repricing of rate sensitive assets faster than rate sensitive liabilities, exacerbated by an extreme decline in the general level of interest rates during 2001.

         In order to improve net interest margin going forward, First Security Bank has deployed available funding by investing in investments such as mortgage backed securities and federally tax exempt municipal bonds, and in response to market conditions have lowered interest-bearing deposit rates. Such actions are expected to have a positive impact on future earnings, improving both spread and margin.

The following table provides detailed information about average balances, interest income/expense, and rates by major balance sheet category:

                        AVERAGE BALANCE SHEETS AND RATES
                          Year ended December 31, 2001
                             (dollars in thousands)

                                   Average                              Average
                                   Balance           Interest             Rate

     ASSETS
     Interest-earning
     assets:
     Securities                    $21,950             $1,256             5.72%

     Other depository                  198                 11             5.55
     Institutions

     Loans (1)

     Commercial                     35,058              2,751             7.85

     Real estate commercial         66,543              5,440             8.18

     Real estate                    15,846              1,465             9.25
     residential

     Consumer                       11,743                962             8.19
                                   --------              ----             ----

     TOTAL                        $129,190            $10,618             8.22%

     Federal funds sold              5,400                222             4.11
                                     -----                ---            ----

     Total                        $156,738            $12,107            7.74%
     interest-earning
     assets

     Allowance for loan             (1,401)
     losses

     Noninterest-earning
     Assets:

     Premises and equipment          6,151

     Cash and due from               3,129
     banks

     Interest receivable             1,352
     and other assets                -----

     Total Assets                 $165,969
                                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Interest-bearing liabilities:

     Deposits

     Interest-bearing

     Demand deposits               $15,107              $409             2.71%

     Savings deposits               14,805               528             3.57

     Time deposits                 101,141             6,313             6.24
                                 ---------            ------           ------

     Total interest-bearing
     deposits                      131,053             7,250             5.53

     Borrowed funds                  8,042              2 89             3.59
                                  --------             -----           ------

     Total interest-bearing
       liabilities                 139,095             7,539             5.42

     Noninterest-bearing liabilities:

     Noninterest-bearing
     demand deposits                 8,997


     Interest payable and            1,026
     other liabilities

     Stockholders' equity           16,851
                                     -----

     Total Liabilities            $165,969
     and Stockholders'            ========
     Equity

     Net interest income and interest                 $4,568            2.32%
     rate spread

     Net interest margin                                                2.91%


                        AVERAGE BALANCE SHEETS AND RATES
                            Years ended December 31,
                                      2000                          1999

                             (dollars in thousands)

                                      Average                  Average            Average                Average
     ASSETS                           Balance     Interest     Rate               Balance      Interest    Rate

     Interest-earning assets:

     Securities                        $6,918       $432        6.24%            $3,813        $206      5.40%
     Loans (1)

     Commercial                        29,532      2,752        9.32             20,526       1,734      8.45

     Real estate commercial            45,429      3,964        8.73             23,921       2,036      8.51

     Real estate residential            9,938        907        9.13              5,744         470      8.18

     Consumer                           9,694        939        9.69              5,943         494      8.31
                                         ----      -----                          -----        ----
     TOTAL                            $94,593     $8,562        9.05            $56,134      $4,734      8.43

Federal funds sold                      8,946        574        6.42              9,040         447      4.94
                                        -----      -----                         ------        ----
     Total interest-earnings assets  $110,457     $9,568        8.66%           $68,987      $5,387      7.81%

     Allowance for loan losses         (1,014)                                     (579)

     Noninterest-earning assets:

     Premises and equipment             1,304                                       805

     Cash and due from banks            2,512                                     1,789

     Interest receivable and other
      assets                              847                                       480
                                       ------                                     -----
    TOTAL ASSETS                     $114,106                                   $71,482
                                       ======                                    ======




                                    LIABILITIES AND STOCKHOLDERS' EQUITY

     Interest-bearing liabilities:

     Deposits

     Interest-bearing

     Demand deposits                  $16,217       $721       4.45%            $15,160        $661      4.36%

    Savings deposits                    9,754        507       5.20               3,476         136      3.91

     Time deposits                     69,650      4,407       6.33              40,220       2,198      5.47
                                       ------      -----                         ------       -----
     Total interest-bearing deposits   95,621      5,635       5.89              58,856       2,995      5.09


     Borrowed funds                     1,324         87       6.57                 309          15      4.91
                                         ----       ----                           ----        ----
     Total interest-bea                96,945      5,722       5.90%             59,165       3,010      5.09%
     liabilities

     Noninterest-bearing liabilities:

     Noninterest-bearing                6,615                                     3,837
     demand deposits

     Interest payable and                 661                                       351
     other liabilities

     Stockholders' equity               9,885                                     8,129
                                        -----                                     -----
     Total Liabilities and
     Stockholders' Equity            $114,106                                   $71,482
                                       ======                                    ======

     Net interest income and
     interest rate spread                          $3,846      2.76%                          $2,377     2.72%

     Net interest margin                                       3.48%                                     3.45%




(1) Non-accrual loans (if any) are included in average loan balances and loan fees received are included in interest income. Loan fees were $615,000, $428,000, and $246,000 for 2001, 2000, and 1999, respectively.

         The following table depicts the dollar effect of volume and rate changes from December 31, 2000 to December 31, 2001. Changes not specifically attributable to volume or rate were allocated proportionately between rate and volume using absolute values of each for a basis for the allocation:

VOLUME/RATE ANALYSIS
                                        2001 Compared to 2000
                                     Increase (Decrease) Due to

                                       Volume          Rate          Total

     December 31,                                 (in thousands)

     Interest Income

       Securities                        $863        $   (39)           $824

       Other depository institutions       11              -              11

       Loans                            2,901           (845)          2,056

       Federal funds sold                (185)          (167)           (352)
                                        ------         ------           -----
       Total interest income            3,590         (1,051)          2,539

     Interest expense

       Interest-bearing demand deposits   (46)          (266)           (312)

       Savings deposits                   211           (190)             21

       Time deposits                    1,966            (60)          1,906

       Borrowed funds                     258            (56)            202
                                       ------          ------         ------
       Total interest expense           2,389           (572)          1,817
                                       ------          ------          -----
     Net interest income               $1,201          $(479)           $722
                                       ======          ======         ======

VOLUME/RATE ANALYSIS
                                                2000 Compared to 1999
                                              Increase (Decrease) Due to
                                       Volume           Rate             Total
                                                   (in thousands)
December 31,
Interest Income
  Securities                            $ 190           $ 36           $  226
  Loans                                 3,458            370            3,828
  Federal funds sold                       (5)           132              127
                                      --------       -------         --------
  Total interest income                 3,643            538            4,181
Interest expense
  Interest-bearing demand deposits         47             13               60
  Savings deposits                        314             57              371
  Time deposits                         1,819            390            2,209
  Borrowed Funds                           65              7               72
                                       ------         ------           ------
  Total interest expense                2,245            467            2,712
                                       ------         ------           ------
Net interest income                    $1,398         $   71          $ 1,469
                                       ======         ======           ======

Noninterest Income and Expense

Other noninterest income increased $228,000 from $209,000 in 2000 to $437,000 in 2001. Components of other noninterest income include service charges and fees on deposit accounts, and other fees, and increased commensurate with our growth in the underlying products. Total noninterest income for 2001 also included securities gains of $311,000 realized from the sale of a number of investments in order to reinvest as previously discussed and to a lesser degree, for liquidity. Gains of this nature are normally infrequent and irregular in amount, and are not anticipated to regularly increase earnings in significant amounts such as these going forward. Noninterest income for the year ending December 31, 2001 also included the loss on sale of land of $17,000 and $78,000 for the write-off of leasehold improvements on the former main office facility. Management anticipates that service charge income on deposit accounts will continue to grow commensurate with First Security Bank's deposit base and as a result of the introduction of a new checking product.

Total noninterest expense increased $900,000 from $2.8 million in 2000 to $3.7 million in 2001. The primary components of noninterest expense are salaries and benefits and costs associated with occupancy and equipment.

Salaries and benefits were $1.4 million in 2000, increasing $500,000 to $1.9 million in 2001. The number of full time equivalent employees increased from 30 at December 31, 2000 to 40 at December 31, 2001. Staffing levels increased as a result of the addition of a fourth branch office in the fourth quarter of 2001, and the relocation to the new main office facility, which offers expanded customer services.

Occupancy and equipment expenses (net of rental income -$105,000 in 2001 and $13,000 in 2000) increased $116,000 from $341,000 in 2000 to $457,000 in 2001.
The increase in these expenses resulted primarily from operating costs of the fourth branch office and costs associated with preparing the main office for its opening.

Advertising expense increased by $64,000 from $98,000 in 2000 to $162,000 in 2001. Additional advertising expense was incurred in connection with the opening of new offices and the relocation of the First Security Bank's main office. Data processing expenses increased by $54,000 from $143,000 in 2000 to $197,000 in 2001. The increased data processing expenses resulted primarily from increases in deposit and loan volumes, and the introduction of new products and services. Professional fees decreased from $195,000 in 2000 to $151,000 in 2001 due to the additional costs incurred in 2000 as a result of forming a holding company and becoming a publicly traded company.

In the third quarter of 2001, First Security Bancorp began recording federal income tax expense, which for the year totaled $68,000. Income tax expense was not previously recorded due to both historical accumulated losses and concern about First Security's ability to utilize certain deferred tax assets. Going forward, income tax expense will continue to be recorded at approximately 34% of taxable pre-tax income. See Note 9 to the Consolidated Financial Statements.

Financial Condition

         Total assets increased 50.4% from $134.5 million at December 31, 2000 to $202.3 million at December 31, 2001. The increase is primarily the result of a 42.5% increase in net loans from $105.9 million to $150.9 million and to a lesser extent the increase in securities available for sale from $13.2 million to $32.3 million. The growth in assets was funded by a 46.1% increase in deposits from $115.5 million at December 31, 2000 to $168.7 million at December 31, 2001. To a lesser extent, growth in assets was also funded by an increase in customer repurchase agreements from $1.4 million to $13.0 million.



Loans

     Net loans increased $45.0 million or 42.5% from December 31, 2000 to December 31, 2001. The majority of the increase in 2001 was in commercial real estate loans and, to a lesser extent, residential loans. As of December 31, 2001, approximately 78% of First Security Bank's loan portfolio was in loans to commercial businesses and commercial real estate borrowers as compared to 79% in 2000.

         First Security Bank anticipates attracting new commercial and commercial real estate borrowers, but desires increased penetration in the consumer loan market and believes that planned additional locations will build new consumer relationships. Loans within the consumer sector of the portfolio increased $10.6 million from $22.7 million in 2000 to $33.3 million in 2001, or 46.7%. The loan portfolio is primarily to customers within the Fayette County area.

     Approximately 92% of First Security Bank's loans mature or reprice within five years or less. Residential (1-4 family) real estate loans held in the First Security Bank portfolio typically amortize up to thirty years, but mature or reprice in five years or less. On March 15, 2002, First Security Bank entered into a definite agreement to acquire certain assets of First Mortgage Company, Inc. in Lexington, Kentucky. First Mortgage originates fixed and variable rate mortgage loans for sale in the secondary market. This will provide a new venue for mortgage products, enhancing the bank's presence in the Lexington market. (See Note 18 - to the Consolidated Financial Statements.)

         First Security Bank seeks to maintain a high quality of assets through conservative underwriting and sound lending practices and, as a result, First Security Bank has experienced low delinquency and defaults since opening in 1997. In addition, First Security Bank had no real estate owned by means of foreclosure during the same period.

         In an effort to maintain the quality of the loan portfolio, First Security Bank seeks to minimize higher risk types of lending. To the extent risks are identified, additional precautions are taken in order to reduce risk of loss. Commercial loans entail certain additional risks because repayment of such loans is usually dependent upon the successful operation of the commercial enterprise, which in turn is subject to conditions in the economy. Commercial loans are generally riskier than residential real estate loans because they are typically underwritten on the basis of the ability to repay from the cash flow of a business rather than on the ability of the borrower or any guarantor to repay. Furthermore, the collateral underlying commercial loans may be subject to greater fluctuations in market value over time than residential real estate, and may fluctuate in value based on the success of the business.

         While there is no assurance that First Security Bank will not suffer losses on its' commercial loans or its' commercial real estate loans, First Security Bank has attempted to reduce the risks associated with these loans by lending to owner-occupied projects where the borrower has demonstrated that its' business will generate sufficient cash flow to repay the loan. As a result, First Security Bank primarily enters into agreements with individuals who are familiar to its' personnel, are residents of its' primary market area, and are believed to be creditworthy.

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

LOANS

December 31,                          2001           2000               1999
                                                (in thousands)

Commercial                          $33,969       $ 31,257            $26,596

Real Estate - Commercial             85,178         53,058             35,855

Real Estate - Residential            19,749         11,663              7,450

Consumer                             13,526         11,120              8,296
                                    --------        ------             ------
Total                              $152,422       $107,098            $78,197
                                    =======         ======             ======

SELECTED LOAN DISTRIBUTION
                                                  As of December 31, 2001
                                                        (in thousands)

                                                            Over One      Over
                                     Total     OneYear or  Through Five   Five
                                                 Less        Years        Years

Fixed rate maturities              $111,483   $ 15,651       $83,946    $11,886

Variable rate repricing frequency    40,939     39,248         1,691         --
                                    -------     ------        ------     ------

Total                              $152,422    $54,899       $85,637    $11,886
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

     The general reserve allocation is computed by loan category reduced by loans with specific reserve allocations, loans fully secured by certificates of deposit with First Security Bank and accounts receivable financing with established reserve accounts. Loss factors are applied to each category for which the cumulative product represents the general reserve. These loss factors are typically developed over time using actual loss experience adjusted for the various factors discussed above. As First Security Bank is a recently organized bank, its' historical loss experience is less reliable as a future predictor of probable losses than that of a bank with a mature loss history. Until First Security Bank's own experience becomes fully developed, these factors will be computed utilizing local and Kentucky peer data from the Uniform Bank Performance Reports which is believed to be representative of First Security Bank's loan customer base and is therefore a reasonable predictor of inherent losses in the portfolio.

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

         Management believes the allowance for loan losses at December 31, 2001 was adequate. The relationship between the allowance for loan losses and loans did not change significantly during the periods presented as, based on the best information available, the overall credit quality of First Security Bank's loan portfolio has not changed significantly. Although First Security Bank believes it uses the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance. The table below illustrates how the allowance for loan losses has been allocated to the types of loans in the portfolio:

MANAGEMENT'S ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

December 31          2001                2000                    1999

                           Percent of            Percent of           Percent of
                           Loans to              Loans to             Loans to
                           Total                 Total                Total
                Allowance  Loans     Allowance   Loans    Allowance   Loans

                                      (dollars in thousands)

Commercial        $532      22.3%      $514      29.2%       $348      34.0%

Real Estate -
Commercial         526      55.9        364      49.5         270      45.9
Real Estate-
Residential        280      13.0         85      10.9          71       9.5

Consumer           200       8.8        258      10.4         130      10.6
                  ----      ----       ----      ----        ----      ----

Total            $1538     100.0%    $1,221     100.0%       $819    100.0%
                ======     ======      ====     =====        ====    =====

         The recorded values of loans actually removed from the balance sheet are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, are referred to as net loan charge-offs. First Security Bank's policy is to charge-off a loan when, in the opinion of management, the loan is deemed uncollectible, although concerted efforts are made to maximize recovery.

         The following table sets forth loan charge-offs and recoveries:

SUMMARY OF LOAN LOSS EXPERIENCE

 Years ended December 31,                2001         2000          1999
                                              (dollars in thousands)

Balance at beginning of period         $1,221         $819         $335
Charge-offs
 Commercial                               (77)        (23)          ---

 Real Estate                              (32)        ---           ---

 Consumer                                 (21)        ---            (3)
                                          ---         ---           ---
 Total                                   (130)        (23)           (3)

Recoveries

 Commercial                               ---         ---           ---

 Real Estate                              ---         ---           ---

 Consumer                                 ---         ---           ---

 Total                                    ---         ---           ---
                                          ---         ---           ---
Net charge-offs                          (130)        (23)           (3)

Provision for loan losses                 447         425           487
                                          ---         ---           ---
Balance at end of period               $1,538      $1,221          $819
                                        =====       =====           ===

Loans at end of period               $152,422    $107,098       $78,197

Average loans                        $129,190     $94,593       $56,134

Ratios:
   Allowance for loan losses to
   total loans                           1.01%       1.14%         1.05%

 Net loan charge-offs to average
   loans for the period                  0.10%       0.02%          ---%


         The level of non-performing loans is an important element in assessing asset quality and the relevant risk in First Security Bank's credit portfolio. Non-performing loans include non-accrual loans and loans delinquent 90 days or more. Loans are classified as non-accrual when management believes that collection of interest is doubtful, but for which principal is considered collectible. A loan is defined as impaired when full payment under the loan terms is not expected. Impairment is evaluated on an aggregate basis for smaller balance loans of similar nature such as residential mortgage and consumer loans, and on an individual basis for larger balance commercial loans. First Security Bank's policy is to charge-off all or a portion of an impaired loan upon a determination that it is probable the full amount will not be collected. On December 31, 2001, First Security Bank had no loans individually classified as impaired. As the table above illustrates, the level of non-performing loans and net charge-offs did increase during 2001, but does compare favorably with available peer information. In addition, adverse changes in the economy could negatively affect First Security Bank's commercial and commercial real estate loans, causing the level of non-performing loans to increase.

NON-PERFORMING ASSETS

December 31,                              2001            2000            1999
                                                  (dollars in thousands)

Loans on non-accrual status               $470          $ ---            $---

Loans past due 90 days or more             319              2             ---
                                           ---            ---             ---
 Total non-performing loans                789              2             ---
                                           ---            ---             ---

Other real estate owned                    ---            ---             ---
                                           ---            ---             ---

Total non-performing assets               $789            $ 2            $---
                                           ===            ===             ===

Percentage of non-performing loans
 to total loans                            .52%           ---%            ---%

 Percentage of non-performing
 assets to total loans                     .52%           ---%            ---%

Investment Securities

         Through all the reported periods, First Security Bank's investment portfolio consisted primarily of U.S. Government agency securities. The amortized cost of investment securities increased from $13.2 million as of December 31, 2000, to $32.3 million as of December 31, 2001. The increases in investment securities were to redeploy excess liquidity into higher yielding assets and to purchase bank qualified municipal securities, the earnings of which are largely not subject to federal income tax. The weighted average tax equivalent yield of the portfolio decreased from 6.85% at December 31, 2000, to 5.70% at December 31, 2001. The weighted average maturity of First Security Bank's investment portfolio increased from 6.4 years at December 31, 2000 to 7.1 years at December 31, 2001. Securities purchased during 2001 were at lower yields due to the decline in the overall level of interest rates.

INVESTMENT PORTFOLIO


December 31,                                  2001          2000         1999
                                                      (in thousands)
Investment securities available for sale

U.S. Treasury and U.S. Government             $503       $10,945       $3,682
Agencies

Mortgage-backed                             18,873         2,295          629
 securities

Municipal securities                        12,933          ---           ---
                                             -----          ---           ---

                                                --           --           --
Total Available for Sale Securities        $32,309      $13,240        $4,311
                                           =======       ======        ======

                                                     As of December 31, 2001
                                                     (Dollars in thousands)
                                                                     Tax
                                                Amortized    Fair    Equivalent
Investment securities available for sale        Cost         Value   Yield

U.S. Treasury and U.S. Government Agencies

Over 5 years through 10 years                    500          503      6.18

                                                -----       -----
  Total                                          500          503      6.18

Mortgage-backed securities

Over one year through five years               1,182        1,163      4.53

Over five years through ten years             11,659       11,591      5.18

Over 10 years through 15 years                 1,236        1,226      5.27

Over 15 years through 20 years                 4,846        4,893      6.05
                                               -----        -----
  Total                                       18,923       18,873      5.37

Municipal Securities

Over one year through five years               1,137        1,130      4.58

Over five years through ten years              2,036        1,993      5.67

Over ten years through fifteen years           6,121        5,905      5.97

Over 15 years through 20 years                 4,087        3,905      6.93
                                             ------        ------
  Total                                      13,381        12,933      6.14
                                            -------        ------
Total available for sale                    $32,804       $32,309      5.70%
securities                                  =======       =======

Unrealized losses and unrealized gains on available for sale securities are a result of changes in the general level of interest rates since the securities were purchased and are accordingly due to market risk rather than credit risk. Through the reported periods, all of the securities comprising the investment portfolio are classified as "available for sale", which requires these securities to be carried at fair value. Unrealized gains and losses are included as a separate component of equity net of tax. Gains or losses on securities are realized in the income statement only when securities are sold or called, or when the unrealized loss is other than temporary. Investment transactions resulting in an actual loss of principal could occur if liquidity needs dictate the sale, at a loss, of one or more of the securities, or if other alternatives for funding new loans are either unavailable, or more costly.

As of December 31, 2000, the unrealized gain in the fair value of First Security Bank's securities portfolio was $109,000. As of December 31, 2001, the portfolio fair value reflected an unrealized loss of $495,000. The change in the fair value of the portfolio was impacted by changes in the general level of interest rates as discussed above, and changes in the composition of the portfolio resulting from sales and purchase activity.


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

DEPOSITS

December 31,                                   2001         2000         1999
                                                        (in thousands)
 Interest-bearing demand deposits            $18,886      $15,028     $17,488

 Savings deposits                             17,113       12,784       6,598

 Time deposits                                75,672       57,707      39,772

 Time deposits $100,000 and over              44,498       21,750      14,397
                                             -------       ------     -------

   Total interest-bearing deposits           156,169      107,269      78,255

   Total noninterest-bearing deposits         12,575        8,274       5,157
                                             -------       ------      ------

   Total                                    $168,744     $115,543     $83,412
                                             =======       ======      ======

MATURITIES OF TIME DEPOSITS $100,000 AND OVER

                                December 31, 2001
                                 (in thousands)

                 0-3 months                 $ 15,451

                 3-6 months                   10,837

                 6-12 months                   9,909

                 12 months and over            8,301
                                             --------

                 Total                       $44,498
                                              ======

Liquidity

     Liquidity management is the process by which management attempts to insure that adequate liquid funds are available to meet financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit obligations to borrowers, servicing long-term obligations, paying operating expenses, funding capital expenditures and maintaining reserve requirements. Liquidity is monitored closely by the Asset/Liability Management Committee of the First Security Bank Board of Directors, which monitors interest rates and liquidity risk while implementing appropriate funding and balance sheet strategies.

         First Security Bank has established a limited number of alternative or secondary sources to provide additional liquidity and funding sources when needed to support lending activity or other liquidity needs. These alternative funding sources currently include unsecured federal funds lines of credit from five correspondent banks aggregating approximately $24 million; a secured repurchase agreement line of credit from a correspondent bank based upon the market value of pledged securities; and a secured repurchase agreement arrangement with an agency of the Commonwealth of Kentucky. Additionally, First Security Bank is a member of the Federal Home Loan Bank of Cincinnati which allows First Security Bank to borrow based on the level of qualifying residential loans which serve as collateral for this type of borrowing. At December 31, 2001, First Security Bank could borrow an additional $18.7 million based on available collateral.

         First Security Bank had total short-term borrowings of $15.3 million and $2.4 million as of December 31, 2001 and 2000, respectively. Borrowings at December 31, 2001 were in the form of customer repurchase agreements in the amount of $13.0 million and Federal Home Loan Bank advances in the amount of $2.3 million. The need for future borrowing arrangements above current levels will be evaluated by management with consideration given to the growth prospects of the loan portfolio, liquidity needs, costs of deposits, market conditions and other factors. Short-term liquidity needs for periods of up to one year may be met through federal funds lines of credit borrowings and short-term Federal Home Loan Bank advances. The Federal Home Loan Bank additionally offers advance programs of varying maturities for terms beyond one year.

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

First Security Bancorp issued stock warrants to each of the initial investors in First Security Bank who subscribed to $100,000 or more of common stock prior to July 4, 1997. The warrants entitle the holder to purchase additional shares of First Security Bancorp stock at the offering price of $10 per share at any time during 2003. During 2000, a stock option plan was formed in which certain employees are eligible to receive incentive stock options and other options and awards. Options granted are exercisable on such terms and conditions as the First Security Bancorp Board of Directors may determine, but if unexercised, expire after ten years. If all the options and warrants become exercised, First Security Bancorp's capital will be increased by $1.6 million. See Notes 10 and 11 to the Consolidated Financial Statements.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Total capital increased $1.2 million from $15.6 million at year-end 2000 (11.6% of total assets) to $16.8 million at year-end 2001 (8.30% of total assets). This increase was attributable to the sale of common stock discussed above and net income during 2001.

First Security Bancorp and First Security Bank exceed the regulatory requirements for all three capital ratios. First Security Bancorp intends to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by these regulations. In addition to capital regulations, state banking regulations limit First Security Bank's ability to pay dividends without prior approval. Under these regulations, First Security Bank may pay dividends in any calendar year only to the extent of current year's net profits plus the retained net profits of the preceding two years and not in excess of the balance of retained earnings then on hand. First Security Bancorp also has regulatory limits on dividends, but less restrictive. First Security Bancorp does not anticipate paying dividends to shareholders for at least the next several years as any earnings generated will need to be retained to support future growth opportunities. See Note 12 to the Consolidated Financial Statements.


 Item 7. Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


REPORT OF INDEPENDENT AUDITORS............................................    2

CONSOLIDATED FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEETS..........................................    3

     CONSOLIDATED STATEMENTS OF INCOME....................................    4

     CONSOLIDATED STATEMENTS OF CHANGES IN
       SHAREHOLDERS' EQUITY...............................................    5

     CONSOLIDATED STATEMENTS OF CASH FLOWS................................    6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................    7


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
First Security Bancorp, Inc.
Lexington, Kentucky


We have audited the accompanying consolidated balance sheets of First Security Bancorp, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Bancorp, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                                  Crowe, Chizek and Company LLP
Lexington, Kentucky
January 25, 2002


                          FIRST SECURITY BANCORP, INC.
                             See accompanying notes.


                           CONSOLIDATED BALANCE SHEETS
                                   December 31

                                                        2001             2000
                                                        ----             ----
                                                            (in thousands)
ASSETS
Cash and due from banks                          $     4,521       $     3,774
Federal funds sold                                     4,397             4,524
                                                 -----------       -----------

   Total cash and cash equivalents                     8,918             8,298
Securities available for sale                         32,309            13,240
Loans                                                152,422           107,098

   Less allowance for loan losses                     (1,538)           (1,221)
                                                  -----------       -----------
Net loans                                            150,884           105,877
Federal Home Loan Bank stock                             539               224
Premises and equipment, net                            7,656             5,590
Accrued interest receivable                            1,133             1,062
Other assets                                             831               168
                                                 -----------       -----------

                                                 $   202,270       $   134,459
                                                 ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
     Noninterest bearing                         $    12,575       $     8,274
     Time deposits, $100,000 and over                 44,498            21,750
     Other interest bearing                          111,671            85,519
                                                 -----------       -----------
       Total deposits                                168,744           115,543
   Repurchase agreements and short-term
     borrowings                                       12,957             1,393
   Federal Home Loan Bank advances                     2,336             1,049
   Accrued interest payable                              832               624
   Other liabilities                                     574               238
                                                 -----------       -----------
     Total liabilities                               185,443           118,847

Shareholders' equity

   Common stock, no par value:  5,000,000 shares
     authorized; 1,456,250 (2001) and 1,414,778 (2000)
     shares issued and outstanding                     8,385             8,071
   Paid-in capital                                     8,385             8,071
   Retained earnings (deficit)                           383              (639)
   Accumulated other comprehensive income (loss)        (326)              109
                                                  -----------       -----------
     Total shareholders' equity                       16,827            15,612
                                                 -----------       -----------

                                                 $   202,270       $   134,459
                                                 ===========       ===========

                             See accompanying notes.


                        CONSOLIDATED STATEMENTS OF INCOME
                             Years Ended December 31
                      (In Thousands, Except Per Share Data)

                                                      2001           2000
                                                      ----           ----
Interest income
   Loans, including fees                         $  10,618       $   8,562
   Securities
     Taxable                                           907             398
     Non-taxable                                       324               -
   Federal funds sold                                  222             574
   Other                                                36              34
                                                 ---------       ---------
                                                    12,107           9,568
Interest expense
   Deposits                                          7,250           5,635
   Other                                               289              87
                                                 ---------       ---------
                                                     7,539           5,722

Net interest income                                  4,568           3,846

Provision for loan losses                              447             425
                                                 ---------       ---------

Net interest income after provision for loan losses  4,121           3,421

Noninterest income
   Service charges and fees on deposits                284             132
   Gain on sale of securities                          311               -
   Loss on disposal of premises and equipment          (95)              -
   Other                                               153              77
                                                 ---------       ---------
                                                       653             209
Noninterest expense
   Salaries and employee benefits                    1,885           1,401
   Occupancy and equipment                             562             354
   Data processing                                     197             143
   Advertising                                         162              98
   Professional fees                                   151             195
   Taxes other than payroll, property and income       143             124
   Other                                               584             462
                                                 ---------       ---------
                                                     3,684           2,777
                                                 ---------       ---------

Income before income taxes                           1,090             853
Provision for income taxes                              68               -
                                                  --------       ---------

Net income                                       $   1,022       $     853
                                                 =========       =========

Weighted average shares common stock outstanding:
   Basic                                             1,456           1,051
   Diluted                                           1,489           1,084
Earnings per share:
   Basic                                         $     .70       $    .81
   Diluted                                             .69            .79


                      CONSOLIDATED STATEMENTS OF CHANGES IN
                        SHAREHOLDERS' EQUITY Years Ended
                           December 31, 2001 and 2000
                                 (In Thousands)

                                                                                        Accumulated
                                                                        Retained            Other            Total
                                          Common Stock      Paid-In     Earnings        Comprehensive    Shareholders'
                                       Shares    Amount     Capital     (Deficit)       Income (Loss)       Equity
                                       ------    ------     -------      -------        ------------        ------

Balance, January 1, 2000               1,000    $ 4,901    $  4,901    $   (1,492)      $     (95)   $        8,215

Net income                                 -          -           -           853               -               853

Change in unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  and tax effects                          -          -           -             -             204               204
                                                                                                        -----------
    Total comprehensive income                                                                                1,057

Issuance of common stock, net            415      3,170       3,170             -               -             6,340
                                      ------    -------    --------    ----------       ---------       -----------

Balance, December 31, 2000             1,415      8,071       8,071          (639)            109            15,612

Net income                                 -          -           -         1,022               -             1,022

Change in unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  and tax effects                          -          -           -             -            (435)             (435)
                                                                                                       ------------
    Total comprehensive income                                                                                  587

Issuance of common stock, net             41        314         314             -               -               628
                                      ------    -------    --------    ----------       ---------       -----------

Balance, December 31, 2001             1,456    $ 8,385    $  8,385    $      383       $    (326)  $        16,827
                                      ======    =======    ========    ==========       =========   ===============


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31
                                 (In Thousands)

                                                         2001            2000
                                                         ----            ----
Cash flows from operating activities
   Net income                                      $    1,022        $    853
   Adjustments to reconcile net income to net
     cash from operating activities
       Depreciation                                       262             137
       Amortization and accretion on available
         for sale securities, net                          (3)            (32)
       Provision for loan losses                          447             425
       Federal Home Loan Bank stock dividends             (21)            (14)
       Gain on sale of securities                        (311)              -
       Loss on disposal of premises and equipment          95               -
       Change in assets and liabilities:
         Accrued interest receivable                      (71)           (534)
         Other assets                                    (663)            (17)
         Accrued interest payable                         208             237
         Other liabilities                                504             119
                                                     ---------       ---------
           Net cash from operating activities           1,469           1,174


Cash flows from investing activities
 Activity in available for sale securities:

     Maturities and principal repayments                7,451           1,634
     Sales                                             19,836               -
     Purchases                                        (46,645)        (10,327)
   Net change in                                      (45,454)        (28,924)
   Purchase of Federal Home Loan Bank stock              (294)            (93)
   Purchases of premises and equipment, net            (2,423)         (4,969)
                                                     ---------       ---------
     Net cash from investing activities               (67,529)        (42,679)

Cash flows from financing activities
   Net change in deposits                               53,201          32,131
   Net change in repurchase agreements and
     short-term borrowings                              11,564            (989)
   Proceeds from Federal Home Loan Bank advances         9,620           1,049
   Repayments of Federal Home Loan Bank advances        (8,333)              -
   Proceeds from issuance of common stock, net             628           6,340
                                                     ---------       ---------
       Net cash from financing activities               66,680          38,531
                                                     ---------       ---------

Net change in cash and cash equivalents                    620          (2,974)

Cash and cash equivalents at beginning of period         8,298          11,272
                                                     ---------       ---------

Cash and cash equivalents at end of period           $   8,918       $   8,298
                                                     =========       =========

Supplemental cash flow information:
   Interest paid                                     $   7,331       $   5,485
   Income tax paid                                           9               -


                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



Nature of Operations and Principles of Consolidation:
The consolidated financial statements of First Security Bancorp, Inc. and its wholly owned subsidiary First Security Bank of Lexington (the "Bank"), together referred to as "the Company". Intercompany transactions and balances are eliminated in consolidation.

First Security Bancorp, Inc. was formed on February 11, 2000 and on May 31, 2000 became a bank holding company through its acquisition of all of the outstanding shares of the Bank. Each outstanding share of the Bank was converted into two shares of Company stock. The financial statements are presented as if the Company had existed and owned the Bank for all periods presented.

The Bank is a Kentucky corporation operating as a commercial bank under a state bank charter and commenced business on November 17, 1997. The Bank generates commercial, mortgage, and installment loans, and receives deposits from customers located primarily in the Fayette County, Kentucky area. The majority of the Bank's income is derived from lending activities. The majority of the Bank's loans are secured by specific items of collateral including business assets, real estate, and consumer assets, although borrower cash flow may also be a primary source of repayment. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold. All of the Bank's operations are considered by management to be aggregated into one reportable operating segment.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. Estimates that are more susceptible to change include the allowance for loan losses and fair values of financial instruments.

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

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense using an option pricing model to estimate fair value.

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

Earnings Per Common Share: Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under warrants and stock options.

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

New Accounting Pronouncements: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's financial statements.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications: Certain amounts for 2000 have been reclassified to conform to the 2001 presentation.

NOTE 2 - SECURITIES

Year-end securities available for sale are as follows:

                                                                          Gross             Gross
                                                      Amortized       Unrealized         Unrealized         Fair
                                                        Cost              Gains            Losses           Value
                                                        ----              -----            ------           -----
                                                                            (in thousands)
December 31, 2001
   U.S. Government agency                            $     500         $       3        $       -         $     503
   State and municipal                                  13,381                 1             (449)           12,933
   Mortgage-backed                                      18,923                98             (148)           18,873
                                                     ---------         ---------        ---------         ---------

     Total                                           $  32,804         $     102        $    (597)        $  32,309
                                                     =========         =========        =========         =========

December 31, 2000
   U.S. Treasury                                     $     250         $       -        $       -         $     250
   U.S. Government agency                               10,628               121              (54)           10,695
   Mortgage-backed                                       2,253                48               (6)            2,295
                                                     ---------         ---------        ---------         ---------

     Total                                           $  13,131         $     169        $     (60)        $  13,240
                                                     =========         =========        =========         =========


NOTE 2 - SECURITIES (Continued)

Contractual maturities of securities at year-end 2001 were as follows. Securities not due at a single maturity date are shown separately.

                                                 Amortized            Fair
                                                   Cost               Value
                                                   ----               -----
                                                         (in thousands)

Due in one year or less                     $         -         $         -
Due from one to five years                        1,137               1,130
Due from five to ten years                        2,536               2,496
Due after ten years                              10,208               9,810
Mortgage-backed                                  18,923              18,873
                                            -----------         -----------

   Total                                    $    32,804         $    32,309
                                            ===========         ===========

Securities pledged at year-end 2001 and 2000 had carrying amounts of $13,040,000 and $2,419,000, and were pledged to secure customer repurchase agreements.


NOTE 3 - LOANS

Loans at year-end were as follows:
                                                 2001                2000
                                                 ----                ----
                                                       (in thousands)

Commercial                                   $    33,969         $    31,257
Mortgage loans on real estate:
   Commercial                                     69,670              41,397
   Residential                                    19,749              11,663
   Construction                                   15,508              11,661
   Home equity                                     7,981               5,871
Consumer                                           4,696               4,501
Credit card                                          849                 748
                                             -----------         -----------

                                             $   152,422         $   107,098
                                             ===========         ===========


Changes in the allowance for loan losses were as follows:

                                                 2001                 2000
                                                 ----                 ----
                                                      (in thousands)

Beginning balance                         $     1,221         $       819
   Loans charged off                             (130)                (23)
   Recoveries                                       -                   -
   Provision for loan losses                      447                 425
                                          -----------         -----------

Ending balance                            $     1,538         $     1,221
                                          ===========         ===========

The Company had no impaired loans at year-end 2001. At year-end 2000, the Company had $61,000 in impaired loans with allocated allowance for loan losses of $12,000. Average impaired loans during 2001 and 2000 were $31,000 and $11,000, interest income on which was not material.

Nonperforming loans were as follows:
                                                2001                 2000
                                                ----                 ----
                                                     (in thousands)

Loans past due 90 days still on accrual  $       319         $         2
Nonaccrual loans                                 470                   -

Nonperforming loans includes impaired loans and smaller balance homogeneous loans as defined in Note 1.

Loans to executive officers, directors, and their affiliates in 2001 were as follows (in thousands):

Beginning balance                         $    6,526
New loans                                      1,146
Repayments                                    (1,777)
                                           ----------

Ending balance                            $    5,895
                                          ==========

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at year-end were as follows:
                                               2001                2000
                                               ----                ----
                                                    (in thousands)

Land                                     $    1,250         $     1,250
Buildings                                     4,728               3,381
Leasehold improvements                          298                 516
Furniture and equipment                       1,967                 800
                                         ----------         -----------
    Total cost                                8,243               5,947
Accumulated depreciation                       (587)               (357)
                                          ----------         -----------

   Premises and equipment, net           $    7,656         $     5,590
                                          ==========         ===========

The Company leases its three branch locations with various renewal options. Lease expense for the years ended December 31, 2001 and 2000 was $187,000 and $125,000, including $63,000 and $66,000 for the original main office through October 2001 when the Company terminated the lease and relocated to its new office which is owned. No future amounts are due for the original main office lease.

Future operating lease commitments as of December 31, 2001 (in thousands):

         2002                          $      167
         2003                                 137
         2004                                 140
         2005                                  89
         2006                                  74
                                       ----------

           Total                       $      607
                                       ==========

NOTE 5 - DEPOSITS

The scheduled maturities of time deposits as of December 31, 2001 were as follows (in thousands):

         2002                          $    91,859
         2003                               20,861
         2004                                6,156
         2005                                  795
         2006                                  499
                                           -------

           Total                       $   120,170
                                        ===========

Related party deposits totaled $3,917,000 and $3,978,000 at December 31, 2001 and 2000.

NOTE  6 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                  2001                2000
                                                  ----                ----
                                                       (in thousands)

Average balance during the year              $   6,474           $   1,009
Average interest rate during the year             2.98%               5.84%
Maximum month-end balance during the year    $  13,647           $   2,558

NOTE  7 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows:

                                                  2001                 2000
                                                  ----                 ----
                                                       (in thousands)
Monthly principal and interest
amortizing over 30 years,
maturing in 15 years
with the balance due in December 2015,
fixed rate of 6.71%                             $ 1,038              $ 1,049

Monthly principal and interest
amortizing over 30 years, maturing
in 15 years with the balance due
in December 2016, fixed rate of 5.61%             1,298                   -
                                              ---------           ---------

     Total                                    $   2,336           $   1,049
                                              =========           =========

Advances are secured by the Federal Home Loan Bank stock and all first mortgage loans under a blanket lien arrangement.

Principal payments over the next five years are as follows (in thousands):

              2002                                                $    29
              2003                                                     31
              2004                                                     33
              2005                                                     35
              2006                                                     37
              Thereafter                                            2,171


NOTE  8- BENEFIT PLANS

The Bank has a 401(k) benefit plan which allows employee contributions up to 15% of their compensation. The Bank matches 50% of the first 7.5% of compensation contributed. Expense for the years ended December 31, 2001 and 2000 was $35,000 and $33,000.


NOTE 9 - INCOME TAXES

The components of the provision (benefit) for income taxes consists of:

                                                   2001                 2000
                                                   ----                 ----
                                                         (in thousands)

Current                                     $       363         $         3
Deferred                                            (77)                286
Change in valuation allowance                      (218)               (289)
                                             -----------         -----------

                                            $        68         $         -
                                             ===========         ===========

An analysis of the differences between the statutory U.S. federal income tax rate and the effective tax rate is as follows:
                                               2001                    2000
                                               ----                    ----
                                                      (in thousands)

U.S. federal income tax rate          $  370      34.0%      $    290     34.0%

Changes from the statutory rate
   Change in valuation allowance        (218)    (20.1)          (289)   (33.9)
   Tax exempt interest income            (89)     (8.2)             -        -
   Other                                   5        .5             (1)     (.1)
                                      ------     ------          -----  -------

                                      $   68       6.2%      $      -        -%
                                      ======    ======       ========   ======

The Company's deferred tax assets and liabilities are shown below. A valuation allowance was established due to uncertainty over the utilization of the deferred tax assets.

                                                 2001                2000
                                                 ----                ----
                                                       (in thousands)
Deferred tax assets
   Allowance for loan losses              $       503         $       373
   Organizational costs                            25                  51
   Unrealized security losses                     168                   -
                                           -----------         -----------

   Total assets                                   696                 424

Deferred tax liabilities
   Depreciation                           $       (94)        $       (59)
   Cash to accrual                               (103)               (138)
   Other                                          (33)                 (6)
                                           -----------         -----------

   Total liabilities                             (230)               (203)
                                           -----------         -----------

                                                  466                 221
Valuation allowance                                 -                (218)
                                           -----------         -----------

   Net deferred tax asset                 $       466         $         3
                                           ===========         ===========

During 2000 the Company fully utilized its tax net operating loss of $895,000.

NOTE 10 - STOCK OPTIONS

The Company maintains a stock option plan whereby certain employees of the Company are eligible to receive incentive stock options. The Plan is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the Plan, a maximum of 100,000 shares of the Company's common stock may be issued through the exercise of these options. The option price is the fair market value of the Company's share at the date of the grant. The options are exercisable seven years from the date of grant and vest either immediately or over a five-year period.

In 2001, the Company granted 5,000 options at an exercise price of $16.00.
In 2000, the Company granted 46,200 options under the plan with a weighted average exercise price of $14.70. At year-end 2001, all of the options granted remained outstanding, 25,440 of which were exercisable, and had a weighted average remaining life of 5.4 years.

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:

                                               2001               2000
                                               ----               ----
                                                   (In thousands)

Net income
     As reported                         $    1,022        $      853
     Pro forma                                  947               740

Basic earnings per share
     As reported                          $     .70         $      .81
     Pro forma                                  .65                .70

Diluted earnings per share
     As reported                          $     .69         $      .79
     Pro forma                                  .64                .69


The weighted average assumptions for options granted during the year and the resulting estimated weighted average fair value per share used in computing pro forma disclosures are as follows:
                                                 2001               2000
Weighted averages                                ----               ----
   Fair value of options granted                 $7.44             $5.99
   Risk free interest rate                        5.16%             6.44%
   Expected life                                  7 years           7 years
   Expected volitility                            34%                20%
   Expected dividend                             $  -              $  -



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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, under capitalized, significantly undercapitalized, and critically under capitalized, although these terms are not used to represent overall financial condition. The Company and Bank were categorized as well capitalized for the periods presented as noted in the tables that follow.


                                                                                                 Minimum Amounts
                                                                                                   to be Well
                                                                         Minimum Required          Capitalized
                                                                            for Capital           Under Prompt
                                                     Actual             Adequacy Purposes      Action Provisions
                                               Amount       Ratio       Amount       Ratio      Amount      Ratio
                                               ------       -----       ------       -----      ------      -----
                                                                          (in    thousands)
2001
Total Risk Based Capital to
  Risk Weighted Assets
    Consolidated                            $ 18,691        11.1%      $13,497        8%       $ 16,872     10%
    Bank only                                 18,484        11.0        13,497        8          16,872     10


Tier I Capital to Risk
  Weighted Assets
    Consolidated                            $ 17,153        10.2%      $ 6,749        4%       $ 10,123      6%
    Bank only                                 16,946        10.0         6,749        4          10,123      6

Tier I Leverage Capital to
  Average Assets
    Consolidated                            $ 17,153         8.8%      $ 7,826        4%       $  9,783      5%
    Bank only                                 16,946         8.7         7,797        4           9,746      5


2000
Total Risk Based Capital to
  Risk Weighted Assets
    Consolidated                            $ 16,724        14.5%      $ 9,215        8%       $ 11,519     10%
    Bank only                                 15,454        13.4         9,215        8          11,519     10

Tier I Capital to Risk
  Weighted Assets
    Consolidated                            $ 15,503        13.5%      $ 4,608        4%       $  6,911      6%
    Bank only                                 14,233        12.4         4,608        4           6,911      6

Tier I Leverage Capital to
  Average Assets
    Consolidated                            $ 15,503        12.0%      $ 5,148        4%       $  6,436      5%
    Bank only                                 14,233        11.2         5,106        4           6,383      5

Banking regulations also limit the amount of dividends that may be paid by the Bank without prior approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years. Also, no dividends can be paid that would exceed the retained earnings then on hand. Without prior approval, the Bank had $411,000 in retained earnings available for dividends to the Company at December 31, 2001.


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

                                         2001                      2000
                                         ----                      ----
                                  Fixed     Variable        Fixed     Variable
                                  -----     --------        -----     --------
                                                  (in thousands)

Commitments to make loans      $  4,109   $   8,557     $   3,553    $   6,358
Unused lines of credit            2,544      18,402         1,831       11,171
Letters of credit                   723          51            40          275

Commitments to make loans are at market rates and generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2001 had interest rates ranging from 4.70% to 9.35% and maturities up to five years.


NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.

                                                                2001                               2000
                                                                ----                               ----
                                                    Carrying            Fair            Carrying           Fair
                                                     Amount             Value            Amount            Value
                                                     ------             -----            ------            -----
Financial assets
   Cash and cash equivalents                       $     8,918       $     8,918      $     8,298       $     8,298
   Securities available for sale                        32,309            32,309           13,240            13,240
   Loans, net                                          150,884           151,737          105,877           105,291
   Federal Home Loan Bank stock                            539               539              224               224
   Accrued interest receivable                           1,133             1,133            1,062             1,062


Financial liabilities
   Deposits                                        $   168,744       $   171,173      $   115,543       $   115,810
   Repurchase agreements and
     short-term borrowings                              12,957            12,957            1,393             1,393
   Federal Home Loan Bank advances                       2,336             2,236            1,049             1,039
   Accrued interest payable                                832               832              624               624

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


                          FIRST SECURITY BANCORP, INC.
                                  BALANCE SHEET
                                   December 31
                                 (in thousands)


                                                      2001                2000
                                                      ----                ----
ASSETS
Cash and due from banks                        $        98         $     1,362
Investment in subsidiary                            16,620              14,342
Other assets                                           117                   -
                                               -----------         -----------

                                               $    16,835         $    15,704
                                               ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Other liabilities                        $         8         $        92

Shareholders' Equity
     Common stock                                   8,385               8,071
     Paid-in capital                                8,385               8,071
     Retained earnings (deficit)                      383                (639)
     Accumulated other comprehensive income (loss)   (326)                109
                                                  -------         -----------
         Total shareholders' equity                16,827              15,612
                                              -----------         -----------

                                              $    16,835         $    15,704
                                              ===========         ===========


                               STATEMENT OF INCOME
                  For the Year Ended December 31, 2001 and the
         Period February 11, 2000 (Inception) through December 31, 2000
                                 (in thousands)

                                                    2001                2000
                                                    ----                ----
Income
   Interest income                           $         4         $        14
   Dividend from subsidiary                            -                 189
                                             -----------         -----------
                                                       4                 203
Expenses
   Interest expense                                    -                  21
   Salaries and employee benefits                     45                  45
   Professional fees                                  35                 143
   Other                                              24                  31
                                             -----------         -----------
                                                     104                 240
                                             -----------         -----------

Loss before income tax and undistributed
   subsidiary income                                (100)                (37)
Income tax benefit                                   108                   -
                                              -----------         -----------

Net income (loss) before undistributed earnings
   of subsidiary                                       8                 (37)
Equity in undistributed earnings of subsidiary     1,014                 890
                                             -----------         -----------

Net income                                   $     1,022         $       853
                                             ===========         ===========


                          FIRST SECURITY BANCORP, INC.
                             STATEMENT OF CASH FLOWS
                         For the Year Ended December 31,
                      2001 and the Period February 11, 2000
                      (Inception) through December 31, 2000
                                 (in thousands)

                                                          2001            2000
                                                          ----            ----

Cash flows from operating activities
   Net income                                      $     1,022      $      853
   Adjustments to reconcile net income
     to net cash from operating activities
       Equity in undistributed earnings of subsidiary   (1,014)           (890)
       Change in other assets                             (109)              -
       Change in other liabilities                         (92)             92
                                                   -----------     -----------
           Net cash from operating activities             (193)             55

Cash flows from investing activities
   Investment in subsidiary                             (1,699)         (5,033)

Cash flows from financing activities
   Proceeds from issuance of short-term borrowing            -             600
   Repayment of short-term borrowing                         -            (600)
   Proceeds from issuance of common stock, net             628           6,340
                                                   -----------     -----------
       Net cash from financing activities                  628           6,340
                                                   -----------     -----------

Net change in cash and cash equivalents                 (1,264)          1,362

Cash and cash equivalents at beginning of period         1,362               -
                                                   -----------     -----------

Cash and cash equivalents at end of period         $        98     $     1,362
                                                   ===========     ===========


NOTE 16 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:
                                                       2001          2000
                                                       ----          ----
                                                         (in thousands,
                                                      except per share data)
Basic
   Net income                                       $      1,022   $       853
                                                    ============   ===========

   Weighted average common shares                          1,456         1,051

Basic earnings per common share                         $    .70      $    .81
                                                        ========      ========
Diluted
   Net income                                       $      1,022     $     853
                                                     ============   ===========

   Weighted average common shares outstanding
     for basic earnings per common share                   1,456         1,051
   Add dilutive effects of assumed exercises:
     Stock warrants                                           31            31
     Stock options                                             2             2
                                                       ---------      --------

   Average shares and dilutive potential
     common shares                                         1,489         1,084
                                                       =========     =========

Diluted earnings per common share                       $    .69      $    .79
                                                        ========       ========

The diluted earnings per share computation for 2001 excludes 27,200 stock options because they were anti-dilutive.

NOTE  17  - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                            2001          2000
                                                            ----          ----
                                                               (in thousands)
Unrealized holding gains and losses on
   available-for-sale securities                     $      (293)   $      204
Less reclassification adjustments for gains
   and losses later recognized as income                    (311)            -
                                                      -----------  -----------
Net unrealized gains and losses                             (604)          204
Tax effect                                                   169             -
                                                      -----------  -----------

Other comprehensive income (loss)                    $      (435)   $      204
                                                     ===========   ===========

NOTE 18 - SUBSEQUENT EVENT (UNAUDITED)
On March 15, 2002, the Bank entered into a definitive agreement to acquire certain assets of First Security Mortgage Company, Inc., in Lexington, Kentucky. First Mortgage originates mortgage loans for sale into the secondary market. The agreement includes a purchase price of up to $476,000, $69,000 of which is due at closing. The remainder of the purchase price is payable contingent upon First Mortgage's earnings over the next four years. The agreement also requires the Bank to enter into a four-year employment agreement with First Mortgage's shareholder and president at a salary level similar to that of other executives of the Bank. Subject to regulatory approval, the acquisition is scheduled to be completed in the second quarter of 2002.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
     In accordance with the Company's Articles of Incorporation, the Board of Directors is classified into three classes as nearly equal in number as the then total number of directors constituting the whole Board permits. Each class is to be elected to separate three (3) year terms with each term expiring in different years. At each Annual Meeting the directors or nominees constituting one class are elected for a three (3) year term. The term of those directors listed below as Class II expires at the Annual Meeting on May 21, 2002 and this Class contains the nominees to be elected to serve until the Annual Meeting of Shareholders in 2005. Any vacancies that occur after the directors are elected may be filled by the Board of Directors in accordance with law for the remainder of the full term of the vacant directorship.
     The following tables set forth information with respect to each Class II Director, all of whom are nominees for re-election at the Meeting, and with respect to incumbent directors in Classes I and III of the Board of Directors who are not nominees for re-election at the Annual Meeting.

Name                                       Year First                                Business Experience
and Age                                    Elected              Positions with       During the Past
                                           Director             the Company          Five Years

                                            CLASS II DIRECTORS
                                                 (Terms Expire 2002)
Len Aldridge                               2000                Director              Vice-President, Limited
(64)                                                                                 Partners of Lexington, Inc.
                                                                                     (real estate management
                                                                                     company)
Julian E. Beard                            2000                Chairman Emeritus     Chief Financial Officer,
(64)                                                           and Founder           Hopewell Farm and Bluegrass
                                                                                     Bloodstock Agency; Retired
                                                                                     President and Chief Executive
                                                                                     Officer of the Company;
                                                                                     Retired President and Chief
                                                                                     Executive Officer of First
                                                                                     Security Bank; Previously
                                                                                     President, B.S.C., Inc.
                                                                                     (community bank data
                                                                                     processing and operations
                                                                                     management company) from 1990

A.F. Dawahare                              2000                Director              President and Chief Executive
(69)                                                                                 Officer, Dawahare's, Inc.
                                                                                     (retail clothier)









                                           Year First                                Business Experience
Name                                       Elected             Positions with        During the Past
and Age                                    Director            the Company           Five Years

Fon Rogers, II                             2000                Director              Manager, Mary-Lon Investments,
(51)                                                                                 LLC, an investment limited
                                                                                     liability company, and Rogers
                                                                                     Run, LLC (manages mineral
                                                                                     holdings in Kentucky); Trustee
                                                                                     of four trusts containing
                                                                                     mineral properties in
                                                                                     Kentucky, Virginia and West
                                                                                     Virginia

Robert J. Rosenstein                       2000                Director              President, Shoppers Village
(49)                                                                                 Liquors, Inc. (d/b/a The
                                                                                     Liquor Barn); Commercial real
                                                                                     estate developer
Dr. Ronald J. Saykaly                      2000                Director              Rheumatologist (Ronald J.
(59)                                                                                 Saykaly, M.D., P.S.C.)

Kathy E. Walker                            2000                Director              Owner, Elm Street Resources,
(43)                                                                                 Inc. (coal sales agency)


                                                     CLASS III DIRECTORS
                                                     (Terms Expire 2004)

Harold Glenn Campbell                      2000                Director              Financial Advisor, Merrill
(51)                                                                                 Lynch since December 2000;
                                                                                     President and Chief Executive
                                                                                     Officer, Farmers State Bank,
                                                                                     Booneville, Kentucky 1983 -
                                                                                     2000.

William A. Combs, Jr.                      2000                Director              Officer and Director,
(61)                                                                                 Ellerslie Corp. and Mercedes
                                                                                     Benz of Cincinnati

Dr. Kenneth L. Gerson                      2000                Director              Allergist (Gerson & Greisner
(71)                                                                                 M.D.)


Name                                       Year First          Positions with        Business Experience
and Age                                    Elected             the Company           During the Past
                                           Director                                  Five Years

Tommy R. Hall                              2000                Director              President and Owner, Hall's
(64)                                                                                 Enterprises, Inc.
Nick O. Rowe                               2001                Director              Vice-President, Operations,
(44)                                                                                 Kentucky-American Water
                                                                                     Company

Richard S. Trontz                          2000                Director              Owner, Hopewell Farm and
(47)                                                                                 Bluegrass Bloodstock Agency
                                                                                     (bloodstock services and
                                                                                     equine insurance)

William T. Vennes                          2000                Director              Retired Vice-President and
(61)                                                                                 General Manager of the Imaging
                                                                                     Solutions Division, Lexmark
                                                                                     International Inc.


                                                      CLASS I DIRECTORS
                                                     (Terms Expire 2003)

John S. Shropshire                         2000                Chairman of the       President and Chief Executive
(53)                                                           Board of Directors;   Officer of the Company since
                                                               President and Chief   June 1, 2000; President of
                                                               Executive Officer     First Security Bank since
                                                                                     March 1, 2000; Previously
                                                                                     Community Trust Bancorp, Inc.
                                                                                     [President, Chief Executive
                                                                                     Officer and Director,
                                                                                     Flemingsburg, Kentucky
                                                                                     affiliate (1995-1997);
                                                                                     Executive Vice-President and
                                                                                     Senior Lending Officer,
                                                                                     Pikeville, Kentucky
                                                                                     (1997-1998); President and
                                                                                     Chief Executive Officer,
                                                                                     Central Kentucky Region
                                                                                     (1998-2000)]
Name                                       Year First          Positions with        Business Experience
and Age                                    Elected             the Company           During the Past
                                           Director                                  Five Years

R. Greg Kessinger                          2000                Director; Secretary/  Executive Vice-President and
(52)                                                           Treasurer             Chief Credit Officer of First
                                                                                     Security Bank since 1997;
                                                                                     Previously President and Chief
                                                                                     Executive Officer of Whitaker
                                                                                     Bank, N.A. from 1994

Dennis R. Anderson                         2000                Director              Owner, Dennis Anderson Real
(50)                                                                                 Estate, Inc. (real estate
                                                                                     development and investment
                                                                                     company)

John D. Barlow                             2000                Director              President, Barlow Homes, Inc.
(42)                                                                                 (home builder)

Erle L. Levy                               2000                Director              Owner, Kentucky Lighting and
(68)                                                                                 Supply, Inc.

David R. McCulloch                         2000                Director              Director of Sales, Schaefer
(38)                                                                                 Systems International
                                                                                     (industrial packaging company)

Dr. Ira P. Mersack                         2000                Director              Dermatologist (Dermatology
(61)                                                                                 Associates of Kentucky, P.S.C.)

D. Woodford Webb, Jr.                      2000                Director              Attorney (Webb, Hoskins,
(33)                                                                                 Glover & Thompson, P.S.C.)


     In addition to the directors listed in the tables above, Michael Lischin, Donald K. Poole, Irving Rosenstein, Warren W. Rosenthal and Dr. Sibu P. Saha serve as advisory directors of the Company.

     The  Company's   directors  and  executive  officers  are  not  subject  to compliance  with  Section  16(a)  of  the  Exchange  Act.

Item 10. Executive Compensation

Set forth below are tables showing for the Chief Executive Officer of the Company and the next highest paid executive officer of the Company (i) in summary form, the compensation paid the last three years for services rendered in all capacities by First Security Bank (no compensation being paid Company officers by the Company) and (ii) the stock options granted.
Summary

                                                                                Long-Term
                                                                                Compensation
                                                                                    Shares
                                                                                Underlying
          Name and              Fiscal         Annual Compensation                 Options           All Other
     Principal Position           Year              Salary Bonus                                Compensation1

John S. Shropshire               2001        125,000        15,000                 ---                6,208.14
President, CEO and Chairman      2000        104,167          ---               20,000                  ---
of the Board of Directors,       1999         ---             ---                 ---                   ---
First Security Bancorp and
First Security Bank


R. Greg Kessinger                2001        95,000          3,000                ---                 4,447.68
Secretary/Treasurer, First       2000        90,000          1,000               4,000                2,400.00
Security Bancorp and             1999        80,000          1,000                ---                 2,400.00
Executive Vice-President and
Chief Credit Officer, First
Security Bank

1 Represents the amounts contributed by First Security Bank to the named participants' accounts in the First Security Bank 401(k) Profit Sharing Plan and insurance premiums paid on behalf of the named officer.

Stock Options

     The following table sets forth information concerning individual grants of options to purchase the Company's common stock made to the named individual in 2001:
                                          OPTION GRANTS IN LAST FISCAL YEAR


                                         Percent of                                    Potential Realizable Value
                      Number of Shares   Total Options   Exercise                      at Assumed Annual Rates of
                      Underlying         Granted to      or Base                       Stock Price Appreciation
                      Options Granted    Employees in    Price       Expiration Date   For Option Term
Name                                     Fiscal Year     ($/Sh.)                          5%($)
                                                                                       10%($)

Julian E. Beard       5,000              100.00%         16.00       February 14,        4,000               8,000
                                                                     2008

Employee Benefit Plans

     First Security Bank offers all officers and full-time employees group life and medical and dental insurance coverage. First Security Bank also has a defined contribution 401(k) retirement plan which covers employees that meet certain age and length of service requirements. First Security Bank currently contributes to the 401(k) plan through a one hundred percent (100%) match of employee contributions up to 4.0% of employee compensation. First Security Bank also sponsors the Section 125 Cafeteria Plan that provides the employee the opportunity to use pre-tax dollars to pay for approved benefits instead of paying for these benefits using after-tax dollars.

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



        Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of April 1, 2002 concerning the number and percentage of shares of Company common stock beneficially owned by Company directors and executive officers, and by all Company directors and executive officers as a group, as well as information regarding the only persons known by the Company to own 5% or more of Company common stock. Except as otherwise indicated, all shares are owned directly, and the named persons possess sole voting and investment power with respect to all shares.

                                   Amount and Nature of
                                Beneficial Ownership of
                                     Common Stock as of                             Eligible Shares Subject to
Name of Beneficial Owner                  April 1, 2002  Percent of Class*          Warrants*                *

Len Aldridge                    53,500 1                 3.67                         ---

Dennis R. Anderson              21,240 2                 1.46                       2,680

John D. Barlow                  12,219 2                  .84                       2,680

Julian E. Beard                 27,200 4                 1.87                       2,680

Harold Glenn Campbell           52,000 5                 3.57                         ---

William A. Combs, Jr.           40,000                   2.75                       2,680

A.F. Dawahare                   20,000 6                 1.37                       5,896

Dr. Kenneth L. Gerson           13,000                    .89                       2,680

Tommy R. Hall                   18.855                   1.29                       2,680

R. Greg Kessinger               10,050 7                  .69                         ---

Erle L. Levy                    15,000 8                 1.03                       2,680

David R. McCulloch              10,000                    .69                       2,680

Dr. Ira P. Mersack              30,000 9                 2.06                       5,494

Ben A. New                         500                    .03                         ---

Fon Rogers, II                  26,000 10                1.79                       5,896

Robert J. Rosenstein            30,010 11                2.06                       8,844

Nick O. Rowe                         0                    ---                         ---

Dr. Ronald J. Saykaly           60,000 12                4.12                         ---

John S. Shropshire               5,925                    .41                         ---

Richard S. Trontz                22,500                  1.55                       4,422

William T. Vennes                40,000                  2.75                       2,680

Kathy E. Walker                  21,250                  1.46                         ---

D. Woodford Webb, Jr.            16,250                  1.12                       2,680

Officers as a group             545,499                 37.46%                      57,352

5% Shareholders:
Donald K. Poole
1999 Richmond Road
Lexington, Kentucky 40502       179,700 13              12.34%                      11,792


Warren W. Rosenthal
P.O. Box 54826
Lexington, Kentucky 40555        76,250                  5.24%                       5,896



--------
*Exclusive of shares of common stock that may be purchased pursuant to warrants.
** Represents rights to purchase the number of shares of common stock indicated
at a price of $10.00 per share at any time during the sixth full calendar year of First Security Bank's operations. These warrants were issued to the individuals reflected in 1997 by virtue of such persons' actions as initial investors in First Security Bank.
1 Includes 15,000 shares held by Brookhaven Trust Properties of which Mr.
  Aldridge is a co-trustee.
2 Includes 10,000 shares held in an individual retirement account for the benefit of Mr. Anderson.
3 Includes 1,094 shares held in an individual retirement account for the benefit of Mr. Barlow.
4 Includes 15,000 shares which are issuable upon the exercise of currently exercisable, but unexercised, stock option and 12,000 shares held in an individual retirement account for the benefit of Mr. Beard.
5 Shares are held by the Harold Glenn Campbell Trust.
6 Shares are held by the S F Dawahare Estate Limited Partnership
7 Includes 10,000 shares held in an individual retirement account for the benefit of Mr. Kessinger and 50 shares held by Mr. Kessinger's wife,
  Lana Kessinger.
8 Shares are jointly owned with Mr. Levy's wife, Sara Levy.
9 Includes 10,000 shares held for the benefit of Dr. Ira Mersack by National
  City Bank as Custodian for Dermatology Associates of Kentucky, P.S.C. Profit
  Sharing Plan.
10 Includes 1,500 shares held by two trusts (750 shares in each trust) for two of Mr. Rogers' children, 2,500 shares held by Mary-Lon Investments, LLC and
  1,000 shares in the Estate of Lon Brown Rogers.
11 Includes 10 shares held by Mr. Rosenstein as custodian for his son, Ross J.
   Rosenstein.
12 Shares are jointly owned with Dr. Saykaly's wife, Teresa G. Saykaly.
13 Includes 15,000 shares held by the Donald K. Poole Trust under Agreement dated March 29, 1985.

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

     First Security Bank entered into a twenty (20) year lease with LEX/108, LLC dated April 2, 2001 for the lease of land and improvements thereon in Palomar Centre in Lexington, Kentucky for the purpose of a First Security Bank branch office. First Security Bank will pay monthly rental of $5,600 for the first five years of the lease term, with the monthly rental increasing $200 every two years of the lease term (except for the fifteenth and sixteenth years when the monthly rental increases $400 over the previous two-year period). First Security Bank may extend the lease term an additional twenty (20) years in which event monthly rental would increase four percent (4%) annually. First Security Bank will also be obligated to pay the cost of all insurance, taxes and utilities associated with the property as well as a pro rata portion of the maintenance costs for the Palomar Centre. Company Director D. Woodford Webb, Jr. is a member of LEX/108, LLC.

Item 13. Exhibits, Lists and Reports on Form 8-K

      (a)Exhibits

The following exhibits are filed herein:

3.1 Articles of Incorporation of First Security Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

3.2 Articles of Amendment to Articles of Incorporation of First Security Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

3.3 Bylaws of First Security Bancorp, Inc. (incorporated by reference to
    Exhibit 3.3 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

4.1 Articles of Incorporation of First Security Bancorp, Inc.
    (included in Exhibit 3.1) (incorporated by reference to Exhibit 4.1 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

4.2 Articles of Amendment of Articles of Incorporation of First Security Bancorp, Inc., (included in Exhibit 3.2) (incorporated by reference to
    Exhibit 4.2 of the Company=s Registration Statement on Form SB-2
    [No. 333-43444]).

10.1 Employment Agreement between First Security Bancorp, Inc. and John S. Shropshire (incorporated by reference to Exhibit 10.1 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

10.2 Contract for Electronic Data Processing Services between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to
     Exhibit 10.2 of the Company=s Registration Statement on Form SB-2
     [No. 333-43444]).

10.3 Outsource Contract between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.3 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

10.4 Business/Manager (R) License Agreement between Private Business, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to
     Exhibit 10.4 of the Company=s Registration Statement on Form SB-2
     [No. 333-43444]).

10.5 Agreement for Administration of Credit Card Program between Crittson Financial, LLC and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.5 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

10.6 Lease 400 East Main Street between Isaac and Teresa C. Lawrence and First Security Bank of Lexington, Inc. (incorporated by reference to
     Exhibit 10.6 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

10.7 Lease between THOMCO, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.7 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

10.8 Grounds lease between Cherrywood Development, LLC and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.8 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

10.9 First Security Bank of Lexington, Inc. Stock Award Plan (incorporated by reference to Exhibit 10.9 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

10.10 Consulting Services Support Corporation Affiliation Agreement.

11 Statement re Computation of Per share Earnings (included in Note 16 to the
   Company's Consolidated Financial Statement included in this report).

21 Subsidiaries of First Security Bancorp, Inc.

    (b)Reports on Form 8-K. The Company filed on October 16, 2000 a report on Form 8-K dated October 16, 2000 reporting the Company=s press release announcing its earnings for the third quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2002                       By:  /s/John S. Shropshire
                                                 ---------------------
                                                  John S. Shropshire
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Principal Executive Officer:                  Date

                  /s/ John S. Shropshire                        March 26, 2002
                  -------------------------------
                  John S. Shropshire
                  President, Chief Executive Officer
                    and Director


                  Principal Financial and Accounting Officer:


                  /s/ Ben New                                    March 26, 2002
                  -----------------------------------
                  Ben New
                  Chief Financial Officer

                  Directors:

                  /s/ Julian E. Beard                            March 26, 2002
                  ----------------------------------
                  Julian E. Beard

                  /s/ R. Greg Kessinger                          March 26, 2002
                  -------------------------------
                  R. Greg Kessinger

                  /s/ Len Aldridge                               March 26, 2002
                  ----------------------------------
                  Len Aldridge

                  /s/ Dennis R. Anderson                         March 26, 2002
                  -----------------------------
                  Dennis R. Anderson
                                                                 March 26, 2002
                  ------------------------------
                  John D. Barlow

                  /s/ Harold Glenn Campbell                      March 26, 2002
                  ---------------------------
                  Harold Glenn Campbell

                  /s/ William A. Combs, Jr.                      March 26, 2002
                  -----------------------------
                  William A. Combs, Jr.


                  --------------------------------
                  A. F. Dawahare

                                                                 March 26, 2002
                  ---------------------------------
                  Dr. Kenneth L. Gerson

                                                                 March 26, 2002
                  ---------------------------------
                  Tommy R. Hall


                  ---------------------------------
                  Erle L. Levy

                                                                 March 26, 2002
                  ----------------------------------
                  David R. McCulloch

                  /s/ Ira P. Mersack                             March 26, 2002
                  ----------------------------------
                  Dr. Ira P. Mersack

                  /s/ Fon Rogers, II                             March 26, 2002
                  -----------------------------------
                  Fon Rogers, II

                  /s/ Robert J. Rosenstein                       March 26, 2002
                  -------------------------------
                  Robert J. Rosenstein

                  ------------------------------                 March 26, 2002
                  Nick O. Rowe

                  /s/ Dr. Ronald J. Saykaly                      March 26, 2002
                  ------------------------------
                  Dr. Ronald J. Saykaly

                  /s/ Richard S. Trontz                          March 26, 2002
                  --------------------------------
                  Richard S. Trontz

                  /s/ William T. Vennes                          March 26, 2002
                  ------------------------------
                  William T. Vennes

                  /s/ Kathy E. Walker                            March 26, 2002
                  --------------------------------
                  Kathy E. Walker

                  /s/ D. Woodford Webb, Jr.                      March 26, 2002
                  -----------------------------
                  D. Woodford Webb, Jr.

EXHIBIT INDEX
The following exhibits are filed herein:

3.1     Articles of Incorporation of First Security Bancorp, Inc.
       (incorporated by reference to Exhibit 3.1 of the Company=s Registration
        Statement on Form SB-2 [No. 333-43444]).

3.2 Articles of Amendment to Articles of Incorporation of First Security Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

3.3     Bylaws of First Security Bancorp, Inc. (incorporated by reference to
        Exhibit 3.3 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

4.1     Articles of Incorporation of First Security Bancorp, Inc.
        (included in Exhibit 3.1) (incorporated by reference to Exhibit 4.1 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

4.2 Articles of Amendment of Articles of Incorporation of First Security Bancorp, Inc., (included in Exhibit 3.2) (incorporated by reference to
        Exhibit 4.2 of the Company=s Registration Statement on Form SB-2
        [No. 333-43444]).

10.1 Employment Agreement between First Security Bancorp, Inc. and John S. Shropshire (incorporated by reference to Exhibit 10.1 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

10.2 Contract for Electronic Data Processing Services between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to
        Exhibit 10.2 of the Company=s Registration Statement on Form SB-2
        [No. 333-43444]).

10.3 Outsource Contract between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.3 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

10.4 Business/Manager (R) License Agreement between Private Business, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.4 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

10.5 Agreement for Administration of Credit Card Program between Crittson Financial, LLC and First Security Bank of Lexington, Inc.
        (incorporated by reference to Exhibit 10.5 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

10.6 Lease 400 East Main Street between Isaac and Teresa C. Lawrence and First Security Bank of Lexington, Inc. (incorporated by reference to
        Exhibit 10.6 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

10.7 Lease between THOMCO, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.7 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

10.8 Grounds lease between Cherrywood Development, LLC and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.8 of the Company=s Registration Statement on Form SB-2 [No. 333-43444]).

10.9    First Security Bank of Lexington, Inc. Stock Award Plan
        (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.10    Consulting Services Support Corporation Affiliation Agreement.

11 Statement re Computation of Per share Earnings (included in Note 16 to the Company's Consolidated Financial Statement included in this report).

21      Subsidiaries of First Security Bancorp, Inc.

                                  EXHIBIT 10.10
 2001, Consulting Services Support Corporation



                     CONSULTING SERVICES SUPPORT CORPORATION
                              AFFILIATION AGREEMENT

     The undersigned bank ("Bank"), separate consulting services firm ("Consulting Services Entity") and individuals ("Program Participants")
(collectively and, as applicable individually, referred to herein as "Affiliates"), by signing this Affiliation Agreement, agree to affiliate with Consulting Services Support Corporation, and its subsidiaries,
(Consulting Services Support Corporation and its subsidiaries are herein collectively referred to as "CSSC"), which collectively accept such affiliation upon their execution of this Agreement, subject to the following terms and conditions.
     CSSC provides training, a financial services business development Program, consulting service support, and other service and assistance to banks, such as Affiliates (hereinafter referred to as "Consulting Services Support ProgramSM" or "Program").
(as such terms are regulatorily defined), all subject to the provisions set forth below.

     The parties below, intending to be legally bound, hereby represent, warrant, and agree as follows:


1.       The Consulting Services Support ProgramSM.

     1.1 Payment of Affiliation Fee and Access to the Consulting Services Support ProgramSM. Upon payment of the Affiliation Fee set forth on Schedule A to this Agreement, and after Program Participants obtain the licenses and registrations required to participate in CSSC's Consulting Services Support ProgramSM, Affiliates will actively participate in CSSC's Program, through which CSSC will provide Affiliates with access to the financial services described above; training and support in the areas of financial services business development and consulting services support; protocols and procedures to enable the Affiliates to ethically provide financial services in compliance with federal and state laws and regulations, and the rules of regulatory entities with jurisdiction over the providers of the services contemplated herein ("other regulatory entities"); and the materials, systems, procedures, methodologies, and forms used in the Program. Affiliates understand and agree this Agreement does not confer on Affiliates any right of geographical or any other form of exclusivity with respect to the Program.
     1.2 Licensing and Registration of Program Participants. CSSC will assist Program Participants in obtaining the required licenses and registrations set forth in Schedule B ("Licenses & Registrations"). If any Program Participant does not already hold the required Licenses & Registrations, CSSC will provide Program Participant with one set of study materials, along with admittance to a license preparation classroom course (if available in the local area, and if desired) for such Program Participant. CSSC will schedule and pay for the examination(s) and state required for Program Participants to obtain the Licenses & Registrations. If a Program Participant must retake any examination, or if any examination or course needs to be rescheduled, then the Program Participant shall be responsible for any additional rescheduling fees or other expenses required to obtain the Licenses & Registrations.
     1.3 Holding of Licenses and Registrations. Affiliates agree to place and maintain their Licenses and Registrations, in compliance with all state and federal laws and regulations and the rules of other regulatory entities, with such entities as CSSC shall, from time to time, designate.

with Mutual Service Corporation ("MSC"), a registered broker/dealer through which brokerage services are currently provided to Program Participants. Each individual Program Participant agrees to execute and comply with the provisions of an MSC Registered Representative Agreement in such form as CSSC has negotiated with MSC. The cost of annual renewal of state securities, investment advisory, and insurance registrations, if any, shall be the responsibility of each registered Program Participant.
     The SEC requires that all licensed individuals' accounts be monitored by the broker-dealer's Compliance Department for insider trading activities and other potential compliance violations. As a result, all licensed Participants and their immediate family members (i.e., spouse and minor children) who maintain a securities account with another broker-dealer must either (i) transfer their accounts to CSSC's designated broker-dealer (currently Mutual Service Corporation), or (ii) direct the other broker-dealer to send duplicate copies of the statements for such accounts to the MSC Compliance Department.
     When directed to do so by CSSC, Affiliates agree to take all necessary steps (including the termination of Registered Representative Agreements with
MSC) to have their Licenses and Registrations, as well as such underlying accounts as may be affected thereby, transferred to such registered broker/dealer, general insurance agent/agency, and/or registered investment advisor as CSSC shall designate. CSSC shall have the right to modify this Agreement to add such new broker/dealer or other entity as a party hereto.

     1.4 Minimum Computer, Software, and Technical Requirements. As a condition of participating in CSSC's Program, Affiliates agree to obtain and maintain at their own cost and expense hardware and software needed to meet technical requirements, as set forth in Schedule C, as said Schedule may from time to time be amended.
     1.5 Providing Solutions to Affiliate's Clients' Needs. Affiliates shall accurately and completely obtain and transmit to CSSC such client and other information as CSSC may require in order to accomplish an analysis of the specific financial or other service needs corresponding to the particular service needs which CSSC assists Affiliates in meeting for their clients. After completing its analysis, CSSC will provide Affiliates with the results for review and presentation to Affiliates' clients. CSSC will also provide applications, new account forms, prospectuses and/or other documents required for the implementation of such resulting conclusions and/or suggested alternatives as Affiliates shall have approved (subject to CSSC's Compliance Department's review and approval). If Affiliate requests support and assistance from CSSC in presenting and explaining its analysis and/or resulting conclusions or alternatives to Affiliates' client, then CSSC will provide the necessary support by means including conference telephone calls and/or videoconferencing. Affiliates shall bear such teleconferencing and videoconferencing costs (e.g., the costs of Affiliates' acquisition and use of such equipment, including Affiliates' ISDN or other transmission line usage charges incurred in on-line conferences with CSSC, but not including the costs of CSSC's equipment or its access charges.)
     1.6 Compensation of Affiliate. If Affiliate successfully "Implements" all or any portion of a financial services solution on behalf of a client , the client executes all required documents, and takes all other actions necessary (e.g., pays the required insurance premiums, pays for securities purchased, etc.) to implement the particular financial services solutions), then CSSC will cause to be paid to the appropriately licensed Program Participants the share of the commissions or other compensation generated by him or her, all as set forth in Schedule D. No commissions or other compensation will be due until the funds to which Affiliates' revenue shares apply are actually received by CSSC or its subsidiaries. If an Affiliate's client fails to pay an invoice for a service rendered by an Affiliate through CSSC's Program, then CSSC may, at its option, deduct its share of such unpaid amount (i.e., the amount of the unpaid invoice multiplied by CSSC's revenue share set forth on the current Schedule D) from any amounts due the Affiliate hereunder, or charged to any credit card which Affiliate has previously authorized CSSC to charge. Any unpaid balance shall accrue interest at the lesser of (a) 18% per annum; or (b) the maximum rate permissible by the laws of the state in which Consulting Services Entity is located.

     2. Training, Continuing Education, Compliance, and Liability Insurance.
     2.1 Training and Continuing Education. As a condition of participation in CSSC's Program, Program Participants shall participate in such programs of training and continuing education, as CSSC shall prescribe. CSSC will inform Program Participants from time to time of the specific requirements of its training and continuing education programs but, at a minimum, Program Participants will be required to attend initial training at CSSC's offices and at least one CSSC Affiliate Meeting/Compliance Conference per year. CSSC will provide Program Participants with continuing education modules, which the Program Participants must complete and return to CSSC, within the time period prescribed by CSSC. Program Participants shall be responsible for transportation to CSSC's offices for the aforementioned training program and compliance conference, and for lodging and meals during the training program and compliance conference.

     2.2 Compliance.
     2.2.1 Compliance Manual. Program Participants agree to read and be familiar with the contents of MSC's Compliance Manual, as it may be amended from time to time, or any other compliance manual that CSSC may adopt and/or substitute therefor. In addition, Affiliates agree to comply with the terms, conditions, and procedures set forth therein, and agree that a material or continuing failure to do so may result in the termination of this Agreement by CSSC for cause in accordance with Section 3.2 below.

     2.2.2 Full Bank Participation. Affiliates agree that any employee of the Bank or the Consulting Services Entity who holds any of the required Licenses and Registrations, whether obtained through CSSC's Program or otherwise, shall participate in CSSC's Program through the Consulting Services Entity, and shall either execute this Agreement or a supplemental signature page to this Agreement.

     2.2.3 Recording of Telephone Conversations. Affiliates acknowledge, consent, and agree that telephone conversations between CSSC and Affiliates, or with Affiliates' clients, may be recorded by CSSC or its representatives.
     2.2.4 Required Consulting Services Entity Materials. In order to be able to render financial services through their Consulting Services Entity, and prior to rendering any such services, Affiliate agrees to utilize separate stationary, business cards, and fax cover sheets. This can either be done through Affiliates' own marketing/graphic vendors or through CSSC's staff, according to fees set forth in Schedule F.
     2.3 Liability Insurance.  Affiliates shall pay to Trading Support, Inc., or
to such other  entity as CSSC  shall  designate,  the sum of       per  Program
Participant per year, payable by the 1st of December, to cover the costs of their Errors & Omissions Insurance Coverage. This amount may be adjusted by CSSC from time to time upon not less than 30 days prior notice to Affiliates. At CSSC's option, this expense may be deducted from any amounts due to Affiliates hereunder, or charged to any credit card which Affiliates have previously authorized CSSC to charge. Any unpaid balance shall accrue interest at the lesser of (a) 18% per annum; or (b) the maximum rate permissible by the laws of the state in which Consulting Services Entity is located.
     2.4 Other Fees and Expenses. Affiliates agree to pay the following fees, as set forth in Schedule F, in order to hold and maintain the following licenses and bond so that they may render financial services:
NASD Filing Fee
State Branch Registration & Renewal Fee
NASD Fidelity Bond Fee
OSJ Satellite Branch Fee
Miscellaneous Fees

     This amount may be adjusted by CSSC from time to time upon not less than 30 days prior notice to Affiliates. At CSSC's option, this expense may be deducted from any amounts due to Affiliates hereunder, or charged to any credit card which Affiliates have previously authorized CSSC to charge. Any unpaid balance shall accrue interest at the lesser of (a) 18% per annum; or (b) the maximum rate permissible by the laws of the state in which Consulting Services Entity is located.
     3. Term and Termination.
     3.1 Term. The initial term of this Agreement is five years, subject to earlier termination, as set forth herein. This Agreement will be automatically renewed for additional five-year periods, unless a party gives written notice of intention not to renew this Agreement to the others at least 90 days prior to the expiration of its then current term.
     3.2 Termination. Affiliate or CSSC may terminate this Agreement for no cause, upon ninety (90) days prior written notice to the terminated party. The notice period provided for above shall not apply in the event of a termination for cause, in which event the notice and cure periods shall be as set forth in Schedule G. If one party gives another notice of an intention to terminate this Agreement for cause, then the party to which such notice is directed shall have the times set forth in Schedule G to cure the matter.

     Upon termination of this Agreement by one or more Affiliate(s), if such terminating Affiliate(s) desire assistance from CSSC in the transferring of their clients' securities and investment advisory accounts, such Affiliates shall pay CSSC an Account Transfer Assistance Fee, to be determined by CSSC, in order to help defray CSSC's administrative and other costs associated with rendering such assistance. This fee shall be paid on the effective date of the termination. At CSSC's option, this expense may be deducted from any amounts due to Affiliates hereunder, or charged to any credit card which Affiliates have previously authorized CSSC to charge. Any unpaid balance shall accrue interest at the lesser of (a) 18% per annum; or (b) the maximum rate permissible by the laws of the state in which Consulting Services Entity is located.
     Nothing in this Section shall be construed to mean or imply that a terminating Affiliate may make any use of any of CSSC's training or other materials following termination of the Agreement, all of which (and any copies or other reproductions of the same) Affiliate agrees to return to CSSC promptly upon termination of the Agreement, by either party and with or without cause.
     4. Confidentiality, Copyrights, Confidential and Proprietary Information, and Non-Competition.
     4.1 Confidentiality.
     4.1.1 Affiliates' Duty of Confidentiality. Affiliates understand and agree that CSSC owns, uses, and develops valuable proprietary and confidential information for use in connection with its Consulting Services Support ProgramSM. This proprietary and confidential information includes, but is not limited to, the following documents and information, which may exist in printed, magnetic, digital, or other forms (hereinafter "Confidential Information"): all descriptions of procedures, systems, concepts, methodologies, and know-how used in the organization, operation, or management of the Program; all internal forms, training and other materials; all compliance, procedural, operating, and other manuals, booklets, bulletins, memoranda, and similar documents, pertaining to the Program; all affiliate, or prospective affiliate, names, addresses, telephone numbers and related information disclosed in writing or orally by CSSC or their representatives from time to time; all marketing strategies and marketing materials pertaining to the organization, operation, or promotion of the Program; all computer software programs that are not commercially available to the public that are used in connection with the Program; and all other documents, systems, procedures, forms, data, or information as may be disclosed to Affiliates from time to time by CSSC in connection with the Program. Affiliates shall not disclose or use, except: (i) as is necessary in connection with their participation in the Program; (ii) as may be necessary in order to enforce Affiliates' rights hereunder in a Court proceeding, as long as such confidential information is protected from outside disclosure or use; and (iii) as may be required by Court order, subject to CSSC's right to secure a protective order or other order ensuring that such use is protected from outside disclosure or use, the Confidential Information in any way, either during the term of this Agreement or following the expiration or termination of this Agreement (with or without cause). Upon the expiration or termination of this Agreement (with or without cause), Affiliates shall immediately return all Confidential Information and Proprietary Information (defined below), and any and all copies, duplicates, and/or extracts of the same, to CSSC, and CSSC shall be entitled to withhold any and all amounts due to Affiliates until such Information is returned to CSSC.

     4.1.2 CSSC's Duty of Confidentiality. During and after the term of this Agreement, CSSC shall maintain the confidentiality of Affiliates' clients, only using the information that it obtains regarding such clients to further the intent and purposes of this Agreement and/or assist in the providing of the financial services needed by Affiliates' clients. After termination of this Agreement, CSSC agrees not to directly or indirectly solicit Affiliates' clients, and shall only provide routine servicing and account maintenance for Affiliates' clients and such additional services as Affiliates' clients may request and/or reasonably need. This paragraph does not prohibit general advertising by CSSC not specifically targeted to Affiliates' clients.

     4.2 Copyrights and Proprietary Information. Affiliates agree that any Confidential Information and forms, agreements, contracts, procedures, publicly used with clients, prospective clients, or other persons in connection with the Program; promotional, marketing, or advertising materials that may be publicly distributed in connection with the Program; and such other documents or information created or developed by CSSC or by Affiliates, or to which Affiliates contribute while affiliated with CSSC, are valuable assets that belong to CSSC ("Proprietary Information"). Affiliates acknowledge that CSSC claims a copyright with respect to all such Proprietary Information, whether or not it may contain a copyright symbol. At no time will Affiliates acquire any ownership interest in the Proprietary Information, nor may Affiliates attempt to place a copyright symbol on any such Proprietary Information.
     4.3 Non-Competition. Affiliates shall, at all times, retain the right to perform and continue to perform the types and levels of services provided by Affiliates prior to the execution of this Agreement, provided that such activities can be offered under existing federal, state, and other regulatory exemptions from the licensing and registration requirements set forth in Schedule B. Outside of the scope of the foregoing reservation of rights, Affiliates shall not, either directly or indirectly, during the term of this Agreement, without the prior written consent of CSSC, engage in any business activities within the scope of CSSC's service capabilities with, through, or in relationship with any person(s) and/or entity(ies) other than CSSC. It is understood that this prohibition includes, but is not limited to:
o the placing, securing, or sale of any stocks, bonds, mutual funds, securities, annuities, insurance, or any other type of financial services or products, to clients, or other entities and/or individuals; or
o assisting other firms, entities or individuals to render, provide, or sell such products and financial services, in any manner involving Affiliates' receipt of compensation from the firms, entities or individuals providing such products or services (whether on a commission, referral fee, fee for service, or other basis).
     During the term of this Agreement, and for a period of three (3) years following its termination, Affiliates shall not, either directly or indirectly, engage in any employment or business activities that compete, directly or indirectly, with CSSC. This prohibition is intended to prevent Affiliates from in any way participating in or assisting in the marketing to other accounting firms, law firms, banks, advisory professionals (of all types), financial planners, and others of support services, programs or methodologies similar to those offered by CSSC. This includes, but is not limited to, assisting such firms, professionals and/or entities in rendering financial services or other consulting services to the clients of such firms, professionals and/or entities through the provision of any knowledge, information, services or support of any nature other than:
o the making of uncompensated referrals of clients of Affiliates during the term of this Agreement (after the termination of this Agreement, there shall be no such restriction on the making of compensated referrals of clients), or
o the provision of normal accounting services to them.
This provision is not intended to prevent the rendering of financial services by Affiliates to Bank's clients, through any relationship with any other financial services entity(ies), after the termination of this Agreement.
     4.4 Other Contracts and Relationships. Affiliates understand and agree that CSSC has contracts and/or business affiliations and relationships with other companies, entities, and individuals (collectively referred to as "Other Affiliates"), both inside and outside of the accounting industry. Affiliates agree not to solicit such Other Affiliates.
     5. Arbitration. It is understood that the following AGREEMENT TO ARBITRATE does not constitute a waiver of the right to seek a judicial forum to the extent that such a waiver would be void under applicable law.
     5.1 IT IS AGREED THAT ANY CONTROVERSY BETWEEN THE PARTIES ARISING OUT OF THIS AGREEMENT SHALL BE SUBMITTED TO ARBITRATION CONDUCTED BEFORE THE NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC., AND IN ACCORDANCE WITH ITS RULES. THE ARBITRATION PROCEEDING IS COMMENCED ONLY BY SERVICE UPON THE OTHER PARTY OF A WRITTEN DEMAND FOR ARBITRATION OR A WRITTEN NOTICE OF INTENTION TO ARBITRATE. IT IS THE INTENT OF THE PARTIES THAT THIS ARBITRATION AGREEMENT SHALL APPLY TO CSSC, AND ANY AFFILIATE OR EMPLOYEE OF THE CONSULTING SERVICES ENTITY. NOTWITHSTANDING THE FOREGOING, THE PARTIES HERETO AGREE THAT CSSC MAY APPLY TO A JUDICIAL COURT TO SEEK THE INJUNCTIVE AND OTHER RELIEF SET FORTH IN SECTION 6.5 OF THIS AGREEMENT.
     5.2 ARBITRATION IS FINAL AND BINDING ON THE PARTIES. THE PARTIES ARE WAIVING THEIR RIGHT TO SEEK REMEDIES IN COURT, INCLUDING THE RIGHT TO A JURY TRIAL. PRE-ARBITRATION DISCOVERY GENERALLY IS MORE LIMITED THAN, AND DIFFERENT FROM, COURT PROCEEDINGS. THE ARBITRATORS' AWARD IS NOT REQUIRED TO INCLUDE FACTUAL FINDINGS OR LEGAL REASONING, AND ANY PARTY'S RIGHT TO APPEAL OR TO SEEK MODIFICATION OF RULINGS BY THE ARBITRATORS IS STRICTLY LIMITED. THE PANEL OF ARBITRATORS TYPICALLY WILL INCLUDE A MINORITY OF ARBITRATORS WHO WERE OR ARE AFFILIATED WITH THE SECURITIES INDUSTRY.
     5.3 NO PERSON SHALL BRING A PUTATIVE OR CERTIFIED CLASS ACTION TO ARBITRATION, NOR SEEK TO ENFORCE ANY PRE-DISPUTE ARBITRATION AGREEMENT AGAINST ANY PERSON WHO HAS INITIATED IN COURT A PUTATIVE CLASS ACTION; OR WHO IS A MEMBER OF A PUTATIVE CLASS ACTION WHO HAS NOT OPTED OUT OF THE CLASS WITH RESPECT TO ANY CLAIMS ENCOMPASSED BY THE PUTATIVE CLASS ACTION UNTIL: (i) THE CLASS CERTIFICATION IS DENIED; (ii) THE CLASS ACTION IS DECERTIFIED; OR (iii) THE PERSON IS EXCLUDED FROM THE CLASS BY THE COURT. SUCH FORBEARANCE TO ENFORCE AN AGREEMENT TO ARBITRATE SHALL NOT CONSTITUTE A WAIVER OF ANY RIGHTS UNDER THIS AGREEMENT EXCEPT TO THE EXTENT STATED HEREIN.
     5.4 Any arbitration pursuant to this Agreement shall be in accordance with, and governed by, the rules and regulations of the National Association of Securities Dealers, Inc. The award of the arbitrators, or of the majority of them, will be final and binding upon the parties, and judgment upon the award rendered may be entered in any federal or state court having jurisdiction. Any arbitration shall be commenced by delivery to the other party of a written demand for arbitration setting forth in detail the claim or controversy to be arbitrated.

     5.5 The arbitrators shall be entitled to order specific performance of the obligations imposed by this Agreement.
     6. Miscellaneous.
     6.1 Relationship Between Affiliates and CSSC. CSSC must, through those persons and entities designated by it, supervise Affiliates pursuant to federal, state, and regulatory entity laws, rules and regulations, including the National Association of Securities Dealers, Inc. ("NASD") Membership, Registration and Conduct Rules, and Affiliates must comply with all applicable statutes and regulations pertaining to the conduct covered hereby (as well as the rules and procedures from time to time adopted by CSSC respecting its methods of doing business). Nevertheless, Affiliates shall at all times be independent contractors with respect to CSSC and otherwise control the details of Affiliates' work. "Supervision," as required by the NASD's Conduct Rules and certain other securities regulations, relates only to the propriety or impropriety of making offers, sales and purchases of securities, and is not used to connote, or be deemed to mean, the exercise of any degree of control by CSSC which would cause Affiliates to be anything other than independent contractors in their relations with CSSC.

     Affiliates will not at any time be a franchisee or be treated as employees of CSSC for any purposes, and Affiliates will take any and all necessary and appropriate steps to ensure that no person or entity misperceives Affiliates' relationship with CSSC. Affiliates shall bear all expenses for conducting Affiliates' business under this Agreement.
     In the event any state and/or federal agency and/or court determines that Affiliate is not an independent contractor, CSSC shall be entitled to be reimbursed by Affiliates for any costs, taxes and/or expenses related to such determination and CSSC shall be entitled to set the same off against any amounts due to Affiliates hereunder.
     CSSC shall be responsible for all service obligations on any insurance policies or related insurance products, and all agent rights, including commissions are deemed assigned to CSSC. In the event that an Affiliate terminates this Agreement, then CSSC shall assign the Commission Assignment Rights and Principal Servicing Agent rights to said Affiliate after the first year commissions have been paid in full. Affiliates grant an irrevocable power of attorney to, and hereby appoint as their lawful attorney-in-fact, CSSC or its designee, for the purpose of executing, on their behalf, any assignment of commission or similar forms, and any appointment forms. The parties understand, acknowledge, and agree that the aforementioned power of attorney is irrevocable and coupled with an interest.

     6.2 Audits. Affiliates agree that CSSC shall have the right, at any time during the term of this Agreement, and for a period of one year beyond the effective time of any duty or obligation of Affiliates to CSSC thereafter, to require Affiliates to undergo an audit of Affiliates' books and records by an independent auditor selected by CSSC, as CSSC may deem necessary, to verify that Affiliates have not engaged in transactions in violation of Sections 2.2.2 and 4.3, or violations of other provisions of this Agreement and any Schedule. CSSC will pay the costs of such audit unless the results of the audit confirm that Affiliates have violated this Agreement, in which case Affiliates agree to pay the costs of the audit (which CSSC may deduct from any sums due and owing to Affiliates, or charge to any credit card which Affiliates have previously authorized CSSC to charge). The audit provision described herein is in addition to such audits as may be required by the United States Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and other self-regulatory organizations and governmental authorities which may have jurisdiction over portions of CSSC's Program.

     6.3 Indemnification. The provisions of this Section shall survive the termination of this Agreement.
     6.3.1 By Affiliates. Affiliates shall indemnify CSSC and its officers, directors, employees, and agents against, and hold them harmless from, all losses, liabilities, damages, expenses, investigative costs, or other costs (including, without limitation, reasonable attorneys' and paralegals' fees and other litigation expenses), incurred by any of them arising out of, or in connection with, any violation by Affiliates and/or their employees or staff of any statute, regulatory rule, or regulation, or the policies, procedures, or instructions set forth in the compliance manuals provided to Affiliates by CSSC (as said manuals may be amended and/or substituted from time to time). CSSC shall be entitled to this indemnification whether or not any action or proceeding is prosecuted to a final judgment or award or is settled, and regardless of whether or not such claim also involves a failure to supervise claim against CSSC.
     6.3.2 By CSSC. CSSC shall indemnify Affiliates and Affiliates' officers, directors, employees, and agents against, and hold them harmless from, all losses, liabilities, damages, expenses, investigative costs, or other costs (including, without limitation, reasonable attorneys' and paralegals' fees and other litigation expenses), incurred by any of them arising out of, or in connection with, any violation by CSSC and/or its employees or staff of any statute, regulatory rule, or regulation, excluding a failure to supervise claim against CSSC as a result of an underlying or associated action against Affiliates. Affiliates shall be entitled to this indemnification whether or not any action or proceeding is prosecuted to a final judgment or award or is settled.

     6.3.3 Right of Offset. The parties shall be entitled, upon reasonable notice to the other and without any further action, to offset any amount that may become due and owing under this Agreement against any consideration or compensation that may become due or owing to the other. In the event the other party shall contest the prospective offset by submitting the issue to Arbitration, pursuant to Section 5, above, no such offset shall be made unless and until the offset shall be sanctioned by a ruling in that proceeding.
     6.4 Choice of Law. This Agreement was made and accepted in, and shall be construed in accordance with the laws of (without regard to conflicts of laws principles), the state of Michigan.

     6.5 Specific Performance/Enforcement. Affiliates agree that any breach of the provisions of Sections 2.2.2, 4.1, 4.2, 4.3, and other provisions of this Agreement and any Schedule (from time to time amended) dealing with confidentiality, non-competition, regulatory compliance and fair and honest dealings by Affiliates (which, together with the provisions for indemnification and collection of amounts due CSSC, will survive any termination or expiration of this Agreement and remain binding on Affiliates), would cause CSSC irreparable damage, and that, in addition to any other remedies available to CSSC, and notwithstanding the Agreement to Arbitrate set forth in Section 5 herein, CSSC shall be entitled to a restraining or injunctive order from a court of competent jurisdiction restraining or preventing Affiliates' anticipated or actual breach of these Sections.

     In the event that CSSC obtains such a restraining order or injunctive order restraining or preventing Affiliates anticipated or actual breach of the above described provisions of the Agreement, but not as a precondition to such, CSSC shall also be entitled to an award of the direct and consequential damages that it has sustained as a result of said breach or anticipated breach, but in any event in an amount not less than the income obtained by Affiliates, or those acting in concert with Affiliates, in using said Confidential Information. In addition, if it is determined that Affiliates have violated the terms of Section 4.3, then Affiliates shall pay to CSSC damages in an amount equal to the amount of revenue generated by Affiliates in violation of Section 4.3 multiplied by the percentage revenue share for CSSC set forth on Schedule D.
     The prevailing party shall be entitled to an award of its attorneys' fees and other costs and expenses associated with any action to enforce the provisions of this Agreement or the collection of any amounts due hereunder.
     6.6 General. No modification or amendment of this Agreement shall be valid, and no term, provision, or right granted pursuant to this Agreement shall be deemed waived, and no breach of this Agreement shall be excused, unless documented in a writing signed by the parties. Any consent by any party to, or waiver of, a breach by the other party, whether expressed or implied, shall not constitute consent to, waiver of, or excuse of, any different or subsequent breach. The invalidity of any provision in this Agreement shall not affect the validity of any other provision. If any one or more of the provisions contained in this Agreement shall be held to be excessively broad as to time, duration, geographical scope, activity, or subject, it shall be construed, by limiting or reducing it, so as to be enforceable to the fullest extent permitted by applicable law. Headings in this Agreement are provided solely for convenience, and shall be of no effect in construing this Agreement. Notices, when required by this Agreement, shall be deemed given when sent to the parties at their respective addresses set forth on the signature page, by certified mail, return receipt requested, or by overnight delivery service.

     IN WITNESS WHEREOF, the Parties hereto, intending to be fully bound by the terms hereof and all Schedules hereto, have hereby individually executed this Agreement (in the case of Individual Program Participants) and by duly authorized officers, members and/or partners (in the case of other entities), all effective on the 29 day of January,2002.

BANK:

First Security Bank of Lexington         /s/ John S. Shropshire
___________________________________ By:______________________________
(Please print or type Bank name)
                                    Its:___President & CEO___________
                                    Date: 1-20-02
                                    Address:__318 East Main Street___
                                    __________Lexington, KY  40507___


CONSULTING SERVICES ENTITY:


_________________________________   By:______________________________
(Please print or type name of Consulting
Services Entity)                    Its:______________________________
                                    Date:____________
                                    Address:_________________________
                                    _________________________________


PROGRAM PARTICIPANTS:
Each individual associated with the Consulting Services Entity who becomes affiliated with CSSC must execute this Agreement below, or later execute an Addition of Party signature page adding the individual as a bound party to this Agreement.
Individual's Name (printed or typed)       Individual's Signature          Date


John S. Shropshire                      /s/John S. Shropshire        1-29-02
         Address: 656 Tally Road, Lexington, KY  40502


Wayne Stefanovich                       /s/Wayne Stefanovich         1-29-02
         Address:  1353 Corona Drive, Lexington, KY  40514


D.Keith Preston                         /s/D.Keith Preston           1-29-02
         Address:  1348 Tanforan Drive, Lexington, KY  40517


Paul Victor Rowe                        /s/Paul Victor Rowe          1-29-02
         Address:1368 Deer Lake circle, Lexington, KY  40515

R.Greg Kessinger                        /s/R.Greg Kessinger          1-29-02
        Address: 2063 Old Nassau Road, Lexington, KY  40504

                                     EX-21
                                  Subsidiaries
                                                                Exhibit 21
     Subsidiaries of First Security Bancorp, Inc.

     First Security Bank of Lexington, Inc.