Form 10QSB
period 2002-03-31
FIRST SECURITY BANCORP INC /KY/
filed 2002-05-15
CIK 1109610

Microsoft Word 10.0.2627;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                For the quarterly period ended March 31, 2002

                                       Or

 __      Transition report pursuant to Section 13 or 15(d) of the Exchange Act

                        Commission File Number 000-49781

                          First Security Bancorp, Inc.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

     Kentucky                                               61-1364206
     --------                                               ----------
 (State of other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        identification No.)

318 East Main Street, Lexington,  Ky   40507
(Address of Principal Executive Offices)
(859) 367-3700
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        X Yes ___ No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common stock, no par value - 1,456,250 shares outstanding as of May 13, 2002.

Transitional Small Business Disclosure Format (check one):
                     ___ Yes   X   No
                                                     ---



FIRST SECURITY BANCORP, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................4
Item 2.  Management's Discussion and Analysis or Plan of Operation...........11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................18


































PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                          First Security Bancorp, Inc.
                     Consolidated Balance Sheet (Unaudited)
                                  (in thousands)


Assets                                        March 31,         December 31,
                                                   2002                 2001
                                                   ----                 ----

Cash and due from banks                        $  6,085             $  4,521
Federal funds sold                                   32                4,397
                                             ----------           ----------
         Total cash and cash equivalents          6,117                8,918
Securities available for sale                    45,163               32,309
Loans                                           155,908              152,422
         Less allowance for loan losses          (1,679)              (1,538)
                                             ----------            ---------
Net loans                                       154,229              150,884
FHLB Stock                                          545                  539
Leasehold improvements, premises
         and equipment net                        7,822                7,656
Accrued interest receivable                       1,259                1,133
Other assets                                        840                  831
                                             ----------            ---------
         Total Assets                          $215,975             $202,270
                                                 ======               ======

Liabilities and Shareholders' Equity

Liabilities
         Deposits
Non-interest bearing                           $ 16,091             $ 12,575
Time deposits $100,000 and over                  51,235               44,498
Other interest bearing                          117,054              111,671
                                           ------------        -------------
         Total Deposits                         184,380              168,744
Repurchase agreements and
         short term borrowing                     8,981               12,957
Federal Home Loan Bank Advances                   4,829                2,336
Accrued interest payable                            788                  832
Other liabilities                                    30                  574
                                           ------------        -------------
         Total Liabilities                    $ 199,008            $ 185,443


Shareholders' Equity

Common stock no par value                         8,385                8,385
Paid-in Capital                                   8,385                8,385
Retained Earnings                                   543                  383
Accumulated other comprehensive
   Income                                          (346)                (326)
                                               --------            ---------
         Total Shareholders' Equity              16,967               16,827
                                               --------            ---------
Total Liabilities and Shareholders' Equity     $215,975             $202,270
                                                 ======               ======



                          First Security Bancorp, Inc.
                           Consolidated Statements of
                               Income (Unaudited)
                     (in thousands, except per share data)
                                                            Three Months Ended
                                                                March 31,
                                                      2002              2001
                                                      ----              ----
Interest Income
         Loans, including fees                     $ 2,752           $ 2,412
         Securities - taxable                          326               229
         Securities - non-taxable                      159                 7
         Federal funds sold                             11               134
         Other                                           6                16
                                                  --------          --------
                                                     3,254             2,798

Interest Expense
         Deposits                                    1,800             1,732
         Other                                          89                32
                                                 ---------         ---------
                                                     1,889             1,764
                                                 ---------          --------
Net Interest Income                                  1,365             1,034

Provision for loan losses                              157               100
                                                 ---------          --------
Net interest income after
         provision for loan losses                   1,208               934
Non-interest Income
         Service charges and
           fees on deposits                            125                33
         Securities gains                                -                 7
         Other                                          39                26
                                                  --------          --------
                                                     $ 164             $  66

Non-interest expense
         Salaries and
           employee benefits                         $ 587             $ 407
         Occupancy and equipment                       214                80
         Data processing                                38                46
         Advertising                                    47                33
         Professional fees                              37                26
         Taxes other than payroll,
           property and income                          49                34
         Other                                         220               121
                                                  --------          --------
                                                     1,192               747
                                                  --------          --------
Income before income taxes                             180               253
         Provision for income taxes                    (20)                -
                                                   --------         --------
         Net income                                $   160              $253
                                                     =====             =====

Weighted average shares common outstanding:
         Basic                                       1,456             1,454
         Diluted                                     1,493             1,601

Earnings per share
         Basic                                      $  .11            $  .17
         Diluted                                       .11               .16



                          First Security Bancorp, Inc.
            Consolidated Statement of Changes In Shareholders' Equity
                           (Unaudited) (in thousands)

                                                                                Accumulated
                                                     Additional                 Other            Total
                           --Common Stock--          Paid-In     Retained       Comprehensive    Shareholders'
                           Shares   Amount           Capital     Earnings       Income (Loss)    Equity

Balance January 1, 2002    1,456    $ 8,385          $ 8,385      $ 383         $  (326)        $ 16,827

Net Income                     -          -                -        160                -             160

Net change in unrealized gain (loss)
     on securities available for sale net
     of reclassification and tax effects  -                -          -             (20)            (20)
                                                                                                --------
Total comprehensive income     -          -                -          --                             140

                         -------   --------         --------   --------         --------        --------
Balance March 31, 2002     1,456    $ 8,385          $ 8,385      $ 543          $ (346)        $ 16,967
                            ====      =====            =====      =====            =====           =====


                          First Security Bancorp, Inc.
                            Statements of Cash Flows
                           (Unaudited) (in thousands)
                                                        Three Months Ended
                                                             March 31,
                                                          2002            2001
                                                          ----            ----
Cash flows from Operating Activities:
Net income                                               $ 160           $ 253
Adjustments to reconcile net income to net
  cash from operating activities
         Depreciation                                      102              56
         Amortization and accretion on available
            for sale securities, net                        63             (10)
         Provision for loan losses                         157             100
         Federal Home Loan Bank Stock dividends             (6)             (4)
         Investment securities gains, net                    0              (7)
         Change in assets and liabilities:
                  Accrued interest receivable            (126)              64
                  Other assets                             (9)             (20)
                  Accrued interest payable                (44)              79
                  Other liabilities                      (534)            (172)
                                                      --------         -------
Net cash from operating activities                       (237)             339

Cash flows from investing activities
         Net change in loans                           (3,502)          (7,704)
         Activity in available for sale securities
                  Maturities, Calls,
                     and principal repayments           1,837            3,324
                  Purchases                           (14,784)         (11,982)
                  Sales                                     0            2,310
         Leasehold improvements and net purchases
             of premises and equipment                   (268)            (64)
                                                   -----------     -----------
                Net cash from investing activities    (16,717)        (14,116)

Cash flows from financing activities
         Net change in deposits                        15,636           16,666
         Net changes in repurchase agreements
            and short term borrowings                  (3,976)            (210)
         Proceeds from Federal Home Loan Advance        2,500                -
         Payments on Federal Home Loan Bank advances       (7)              (3)
         Issuance of common stock                           -              628
                                                   ----------       ----------
         Net cash from financing activities            14,153           17,081
                                                   ----------       ----------
Net change in cash and cash equivalents                (2,801)           3,304

Cash and cash equivalents at beginning of period        8,918            8,298
                                                    ---------        ---------
Cash and cash equivalents at end of period            $ 6,117         $ 11,602
                                                        =====            =====
Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for:   Interest    1,933          $ 1,685

                                            Income Taxes  450               -


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of presentation:

         The accounting and reporting policies of First Security Bancorp, Inc. (the "Company") and its wholly-owned subsidiary First Security Bank of Lexington, Inc. (the "Bank") conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry. The significant policies are described below.

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

         Recent Accounting Pronouncements: Beginning January 1, 2002, two new standards require all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill associated with identifiable intangible assets. Assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. The impact of adopting these standards was not material.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.


NOTE 2 - SECURITIES

Securities were as follows:

                                            Gross             Gross
                                            Amortized         Unrealized        Unrealized       Fair
                                            Cost              Gains             Losses           Value
                                            --------------    --------------    -------------    ------
                                                              (in thousands)
Available for Sale

March 31, 2002
         U. S. Government Agency                    $ 614                -            $ (17)       $ 597
         State and Municipal                       17,651               16             (295)      17,372
         Mortgage-backed                           27,422               81             (309)      27,194
                                               ----------            -----          --------  ----------
         Total debt securities                   $ 45,687             $ 97            $(621)     $45,163
                                                   ======              ===             =====      ======
December 31, 2001
         U. S. Government Agency                    $ 500              $ 3                 -       $ 503
         State and Municipal                       13,381                1             (449)      12,933
         Mortgage-backed                           18,923               98             (148)      18,873
                                              -----------          -------         --------- -----------
         Total debt securities                   $ 32,804            $ 102           $ (597)    $ 32,309
                                                   ======             ====             =====      ======

         Securities pledged at March 31, 2002 and year-end 2001 had carrying amounts of $12.8 million, and $13.0 million, respectively, and were pledged to secure customer repurchase agreements and to the Federal Reserve Discount window.

NOTE 3 - LOANS

Loans were as follows:                     March 31, 2002     December 31, 2001
                                           --------------    ------------------
                                                    (in thousands)
Commercial                                       $ 72,086             $ 68, 584

Mortgage loans on real estate:
         Commercial                                45,155                46,106
         Residential                               33,245                32,349
Other Consumer                                      5,422                 5,383
                                             ------------          ------------
                                                $ 155,908             $ 152,422
                                                  =======               =======

Changes in the allowance for loan losses were as follows:

                                                        Three Months Ended
                                                             March 31
                                                         (in thousands)

                                                     2002              2001
                                                     ----              ----
Beginning balance                                 $ 1,538           $ 1,221
         Loans charged off                           (18)                (3)
         Recoveries                                     2                 0
         Provision for loan losses                    157               100
                                                 --------         ---------
Ending balance                                    $ 1,679           $ 1,318


NOTE 4 - EARNINGS PER SHARE

The factors used in the earnings per share computation were as follows:

                                                     Three Months Ended
                                                          March 31
                                          (in thousands, except per share data)
                                                       2002              2001
                                                       ----              ----

Basic
         Net Income                                   $ 160             $ 253
         Weighted average common shares               1,456             1,454
Basic earnings per common share                        $.11              $.17

Diluted
         Net Income                                    $160              $253
         Weighted average common shares               1,456             1,454

         Add: Dilutive effects of assumed
            Exercises of stocks warrants & options       37               147
                                                  ---------         ---------
         Average shares and dilutive potential
            common shares                             1,493             1,601
                                                      =====             =====
Diluted earnings per common share                      $.11              $.16

NOTE 5 - Acquisition
On March 15, 2002, the Bank entered into a definitive agreement to acquire certain assets of First Mortgage Company, Inc., in Lexington, Kentucky. First Mortgage originates mortgage loans for sale into the secondary market. The agreement includes a purchase price of up to $476,000, $69,000 of which is due at closing. The remainder of the purchase price is payable contingent upon First Mortgage's earnings over the next four years. The agreement also requires the Bank to enter into a four-year employment agreement with First Mortgage's shareholder and president at a salary level similar to that of other executives of the Bank. Subject to regulatory approval, the acquisition is scheduled to be completed in the second quarter of 2002.


Part I Item 2.

Management's Discussion and Analysis or Plan of Operation

General
         First Security Bank is a commercial banking organization organized under the laws of the Commonwealth of Kentucky, and is a wholly-owned subsidiary of the Company. First Security Bank offers a variety of products and services through four full service offices including the acceptance of deposits for checking, savings and time deposit accounts; extension of secured and unsecured loans to corporations, individuals and others; issuance of letters of credit; and rental of safe deposit boxes. First Security Bank's lending activities include commercial and industrial loans, real estate, installment, and other consumer loans and revolving credit plans. Operating revenues are derived primarily from interest and fees on loans and from interest on investment securities.

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

Overview
         The mission of First Security Bank is to firmly establish itself in Lexington, Kentucky as a full-service bank providing traditional products and services typically offered by commercial banks. The Lexington banking market is highly competitive with 18 commercial banks and thrift institutions currently serving the market. Most of the banks in Lexington are part of larger bank holding companies headquartered outside of Lexington / Fayette County market and Kentucky. Promoting local management has proven effective for First Security Bank in attracting customers, fostering loyalty and establishing and maintaining strong asset quality.

         On March 15, 2002, First Security Bank entered into a definitive agreement to acquire certain assets of First Mortgage Company, Inc. in Lexington, Kentucky. First Mortgage originates fixed and variable rate mortgage loans fore sale in the secondary market. This will provide a new venue or mortgage products, enhancing the Bank's presence in the Lexington market. Subject to regulatory approval, the acquisition is scheduled to be completed in the second quarter 2002. See Part I, Note 5 to the Financial Statements.

Result of Operations
         Net income for the three months ending March 31, 2002 was $160,000, down from $253,000 for the same period in 2001. Earning assets increased from $189.7 million as of December 31, 2001 to $201.7 million as of March 31, 2002. Net loans increased from $150.9 million as of December 31, 2001 to $154.2 million as of March 31, 2002. Total deposits increased from $168.7 million as of December 31, 2001 to $184.4 million as of March 31, 2002.

         In December, 2000 First Security Bank purchased a former banking facility at 318-320 East Main Street in downtown Lexington for $3.5 million to replace its main office. First Security Bank moved its downtown offices to the new facility in September, 2001. The new location features drive-through windows, an ATM and innovative interior design features. A total of $1.2 million was invested on the new facility in addition to its purchase price. A fourth location was also opened during the fourth quarter of 2001. A building was purchased and was opened for this purpose at a total cost of $906,000. The land for this facility was leased for $5,600 per month. Growth in net income and book value per share will be negatively impacted until the growth in earnings resulting from these new locations covers the additional costs. First Security Bancorp believes, however, that the potential longer term benefits, including prospects for new loan and deposit growth, outweigh the potential near term costs.

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

         Net interest income was $1.365 million for the three months ended March 31, 2002 compared to $1.034 million in 2001, resulting in an increase of $331,000 or 32.01%. The increase in net interest income was primarily the result of volume increases in earning assets. Net interest margin declined to 2.78% for the quarter ending March 31, 2002 versus 3.08% for the quarter ending March 31, 2001. Net interest spread increased to 2.27% from 1.92% for the same periods. The decrease in margin was caused by the repricing of rate sensitive assets faster than rate sensitive liabilities, exacerbated by an extreme decline in the general level of interest rates during 2001. Net interest spread increased due to the rates paid on interest bearing liabilities decreasing at a faster rate than the rates earned on interest earning assets. In order to improve net interest margin and spread going forward, First Security Bank has deployed available funding by investing in mortgage backed securities and federally tax exempt bonds. In addition, loan pricing strategies have been adjusted and features such as interest rate floors have been added.

Non-Interest Income and Expenses

         Other non interest income increased from $66,000 to $164,000 for the three months ended March 31, 2001, and 2002, respectively. Components of other non-interest income include service charges, fees on deposit accounts and other fees. Management anticipates that service charge income on deposit accounts will continue to grow commensurate with First Security Bank's deposit base and as a result of the introduction of a new checking product.

         Total non-interest expense increased from $747,000 to $1,192,000 for the three months ended March 31, 2001, and 2002, respectively.

         Salaries and benefits increased from $407,000 to $587,000 for the same periods, respectively. The number of full time equivalent employees increased from 30 at March 31, 2001, to 41 at March 31, 2002. Staffing levels increased as a result of the addition of a fourth branch office in the fourth quarter of 2001, and the relocation to the new main office facility, which offers expanded customer services. The number of employees should increase during 2002, but at a decreasing rate as compared with 2001.

         Occupancy and equipment expenses, net of rental revenue, were $80,000 and $214,000 for the three months ended March 31, 2001, and 2002, respectively. Building lease revenue was down from $62,000 to $9,015 for the three months ended March 31, 2001 and 2002, respectively, though it is anticipated to increase as new lease agreements are consummated.

         In the third quarter of 2001, First Security Bancorp began recording federal income tax expense, which for the three months ended March 31, 2002 was $20,000. Income tax expense was not previously recorded due to both historical accumulated losses and concern about First Security ability to utilize certain deferred tax assets. Going forward, income tax expense will continue to recorded at approximately 34% of taxable pre-tax income.

Investment Securities

         First Security Bank's investment portfolio consists of state and municipal bonds and mortgage backed bonds. The amortized cost of investment securities increased from $32.8 million as of December 31, 2001 to $45.7 million as of March 31, 2002. The increase in investment securities was to redeploy excess liquidity into higher yielding assets and to purchase bank qualified municipal securities, the earnings of which are largely not subject to federal income tax.

Loans

         Net loans increased $3.3 million from $150.9 million as of December 31, 2001, to $154.2 million as of March 31, 2002. As of the end of each period, approximately 75% of First Security Bank's loan portfolio was in loans to commercial businesses and commercial real estate borrowers. Loans in the consumer sector of the portfolio, which includes consumer mortgage and other consumer loans, comprised approximately 25% of the portfolio as of the end of both periods. First Security Bank desires increased penetration within the consumer loan market and believes the new locations should help build new customer relationships.




Allowance and Provision for Loan Losses

         The provision for loan losses was $100,000 and $157,000 for the periods ending March 31, 2001, and 2002 respectively. Year to date net charge offs were $3,000 for the three months ended March 31, 2001 and $16,000 for the three months ended March 31, 2002. The levels of non-performing (loans past due 90 days or more) and nonaccrual loans increased from $789,000 or .52% of gross loans as of December 31, 2001, to $2,144,000 or 1.37% of gross loans as of March 31, 2002. The loan loss reserve to total loans was 1.08% as of March 31, 2002.

         The allowance for loan losses is regularly evaluated by management and reported quarterly to our board of directors. Our management and board of directors maintain the allowance for loan losses at a level believed to be sufficient to absorb inherent losses in the portfolio at a point in time. Management's allowance for loan loss estimate consists of specific and general reserve allocations as influenced by various factors. Such factors include changes in lending policies and procedures; underwriting standards; collection, charge-off and recovery history; changes in national and local economic and business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations. To evaluate the loan portfolio, management has also established loan grading procedures. These procedures establish a grade for each loan upon origination which is periodically reassessed throughout the term of the loan. Grading categories include prime, good satisfactory, fair, watch, substandard, doubtful, and loss. Specific reserve allocations are calculated for individual loans having been graded watch or worse based on the specific collectability of each loan. Loans graded watch or worse also include loans severely past-due and those not accruing interest. Loss estimates are assigned to each loan, which results in a portion of the allowance for loan losses to be specifically allocated to that loan.

         The general reserve allocation is computed by loan category reduced by loans with specific reserve allocations and loans fully secured by certificates of deposit with First Security Bank. Loss factors are applied to each category for which the cumulative product represents the general reserve. These loss factors are typically developed over time using actual loss experience adjusted for the various factors discussed above. As First Security Bank is a newly organized bank, our historical loss experience is less reliable as a future predictor of inherent losses than that of a bank with a mature loss history. Until our own experience becomes fully developed, we have computed these factors utilizing selected peer data and from the Uniform Bank Performance Reports which we believe is representative of our loan customer base and is therefore a reasonable predictor of inherent losses in our portfolio.

         We believe the allowance for loan losses at March 31, 2002 was adequate. As previously discussed, the loan portfolio experienced a higher percentage of non-performing loans when compared to the prior periods. We believe this is a result of the seasoning of the portfolio and, to a lesser degree, a weaker economy. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

Deposits and Other Borrowings
         The deposit base provides the major funding source for earning assets. Total deposits increased by $15.6 million from December 31, 2001 to March 31, 2002. Deposits have grown at historically consistent levels. Demand deposits were up from 7.45% of total deposits as of December 31, 2001, to 8.72% of total deposits as of March 3, 2002.

         The table below illustrates our deposits by major categories as of March 31, 2002 and December 31, 2001;

DEPOSITS
                                                  March 31,        December 31,
                                                      2002                2001
                                                      ----                ----
                                                          (in thousands)

Interest-bearing demand deposits                  $ 22,385            $ 18,886

Savings deposits                                    21,540              17,113

Time deposits less than $100,000                    73,129              75,672

Time deposits $100,000 and over                     51,235              44,498
                                             -------------        ------------
         Total interest-bearing deposits           168,289             156,169

         Total noninterest-bearing deposits         16,091              12,575
                                              ------------        ------------
                  Total                          $ 184,380           $ 168,744
                                                   =======             =======

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

         First Security Bank has established a limited number of alternative or secondary sources to provide additional liquidity and funding sources when needed to support lending activity or other liquidity needs. These alternative funding sources currently include unsecured federal funds lines of credit from five correspondent banks aggregating approximately $24 million; a secured repurchase agreement line of credit from a correspondent bank based upon the market value of pledged securities; and a secured repurchase agreement arrangement with an agency of the Commonwealth of Kentucky. Additionally, First Security Bank is a member of the Federal Home Loan Bank of Cincinnati which allows First Security Bank to borrow based on the level of qualifying residential loans which serve as collateral for this type of borrowing. At March 31, 2002, First Security Bank could borrow an additional $14.9 million based on available collateral.

First Security Bank had total short-term borrowings of $15.3 million and $13.8 million as of December 31, 2001, and March 31, 2002 respectively. Borrowings at March 31, 2002 were in the form of customer repurchase agreements in the amount of $5.0 million, federal funds purchased of $4.0 million, and Federal Home Loan Bank advances in the amount of $4.8 million. The need for future borrowing arrangements above current levels will be evaluated by management with consideration given to the growth prospects of the loan portfolio, liquidity needs, costs of deposits, market conditions and other factors. Short-term liquidity needs for periods of up to one year may be met through federal funds lines of credit borrowings and short-term Federal Home Loan Bank advances. The Federal Home Loan Bank additionally offers advance programs of varying maturities for terms beyond one year.

Capital
         Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Total capital as of December 31, 2001 was $16.8 million or 8.31% of assets. Total capital as of March 31, 2002 increased to $17.0 million or 7.87% of assets. First Security Bank has enjoyed an abundance of growth in total assets which has outpaced the growth in total capital.

         First Security Bancorp and First Security Bank exceed the regulatory requirements for all three capital ratios. First Security Bancorp intends to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by these regulations by exploring opportunities to raise new capital or moderate our growth rate at levels sustaining a well capitalized position. In addition to capital regulations, state banking regulations limit First Security Bank's ability to pay dividends without prior approval. Under these regulations, First Security Bank may pay dividends in any calendar year only to the extent of current year's net profits plus the retained net profits of the preceding two years and not in excess of the balance of retained earnings then on hand. First Security Bancorp also has regulatory limits on dividends, but less restrictive. First Security Bancorp does not anticipate paying dividends to shareholders for at least the next several years as any earnings generated will need to be retained to support future growth opportunities.






                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.

        (b) Reports on Form 8-K

            A report on Form 8-K dated January 28, 2002 was filed by the registrant reporting the registrant's earnings for the year ending December 31, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                First Security Bancorp, Inc.

                                                /s/John S. Shropshire
Date:  May 14, 2002                                John S. Shropshire
                                                Chairman, President and CEO
                                                (Principal Executive Officer)

                                                /s/Ben A. New
Date:  May 14, 2002                                Ben A. New
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)


EXHIBIT INDEX

11      Statement re Computation of Per Share Earnings (see Item 1,

        Note 4 "Earnings Per Share" for computation)