Form 10QSB
period 2002-06-30
FIRST SECURITY BANCORP INC /KY/
filed 2002-08-14
CIK 1109610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934

                 For the quarterly period ended June 30, 2002

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

                        X Yes ___ No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common stock, no par value - 1,456,250 shares outstanding as of August 12, 2002.

Transitional Small Business Disclosure Format (check one):
                    ___ Yes   X   No

FIRST SECURITY BANCORP, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................3
Item 2.  Management's Discussion and Analysis or Plan of Operation..........11

PART II -OTHER INFORMATION
Item 4   Submission of Matters to a Vote of Security Holders................19
Item 6.  Exhibits and Reports on Form 8-K...................................19

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                          First Security Bancorp, Inc.
                     Consolidated Balance Sheet (Unaudited)
                                                            (in thousands)


Assets                                            June 30        December 31
                                                   2002             2001
                                                   ----             ----

Cash and due from banks                         $  5,421        $  4,521
Federal funds sold                                   451           4,397
                                              ----------      ----------
         Total cash and cash equivalents           5,872           8,918
Securities available for sale                     45,097          32,309
Mortgage loans held for sale                       1,688               0
Loans                                            163,856         152,422
         Less allowance for loan losses           (1,526)         (1,538)
                                              ----------       ----------
Net loans                                        162,330         150,884
FHLB stock                                           688             539
Leasehold improvements, premises
         and equipment, net                        7,922           7,656
Accrued interest receivable                        1,209           1,133
Other assets                                         589             831
                                              ----------       ---------
         Total Assets                           $225,395        $202,270
                                                  ======          ======
Liabilities and Shareholders' Equity

Liabilities
         Deposits
Non-interest bearing                            $ 17,356        $ 12,575
Time deposits $100,000 and over                   52,434          44,498
Other interest bearing                           120,493         111,671
                                            ------------   -------------
         Total Deposits                          190,283         168,744
Repurchase agreements and
         short-term borrowings                     2,865          12,957
Federal Home Loan Bank advances                   13,490           2,336
Accrued interest payable                             659             832
Other liabilities                                    193             574
                                            ------------   -------------
         Total Liabilities                     $ 207,490       $ 185,443


Shareholders' Equity

Common stock no par value                          8,385           8,385
Paid-in capital                                    8,385           8,385
Retained earnings                                    869             383
Accumulated other comprehensive
   income, net of tax                                266            (326)
                                                --------       ---------
         Total Shareholders' Equity               17,905          16,827
                                                --------       ---------
Total Liabilities and Shareholders' Equity      $225,395        $202,270
                                                  ======          ======

                          First Security Bancorp, Inc.
                  Consolidated Statements of Income (Unaudited)
                      (three months and six months ended)
                     (in thousands, except per share data)


                                  Three Months Ended         Six Months Ended
                                      June 30                     June 30
                                    2002     2001              2002      2001

Interest Income

Loans, including fees           $  2,791  $ 2,553           $ 5,543  $  4,965
Securities- taxable                  364      254               690       483
Securities- nontaxable               174       68               333        75
Federal funds sold                     4       30                15       164
Other                                  8        7                14        23
                                     ---      ---               ---       ---
                                   3,341    2,912             6,595     5,710

Interest Expense

Deposits                           1,614    1,737             3,414     3,469
Other Borrowings                     119       74               208       106
                                     ---      ---               ---       ---
                                   1,733    1,811             3,622     3,575
                                     ---      ---               ---       ---

Net Interest Income                1,608    1,101             2,973     2,135

Provision for loan losses            233      101               390       201
                                     ---      ---               ---       ---

Net interest income after provision
     for loan loss                 1,375    1,000             2,583     1,934

Noninterest Income

Service charges and deposit fees     136       50               261        83
Securities gains                      65       88                65        95
Gain on sale of loans                 21        0                21         0
Loss on sale of land                   0      (17)                0       (17)
Other                                 76       29               115        55
                                     ---      ---               ---       ---
                                     298      150               462       216

Noninterest Expense

Salaries and employee benefits       614      429             1,201       836
Occupancy and equipment              240      112               454       192
Data processing                       46       45                98        82
Advertising                           31       40                78        73
Professional fees                     69       42               106        68
Taxes other than payroll, property,
   and income                         48       33                97        67
Other                                220      123               426       253
                                     ---      ---               ---       ---

                                   1,268      824             2,460     1,571
                                     ---      ---               ---       ---

Income before income taxes           405      326               585       579
Provision for income taxes            79        0                99         0
                                     ---      ---               ---       ---
Net income                         $ 326    $ 326             $ 486     $ 579


Weighted average common shares outstanding:

Basic                              1,456     1,456            1,456      1,455
Diluted                            1,512     1,489            1,504      1,489

Earnings per share:

Basic                             $ 0.22    $ 0.22           $ 0.33     $ 0.40
Diluted                             0.22      0.22             0.32       0.39



                          First Security Bancorp, Inc.
      Consolidated Statement of Changes In Shareholders' Equity (Unaudited)
                                 (in thousands)

                                                                                Accumulated
                                                     Additional                 Other            Total
                           --Common Stock--          Paid-In     Retained       Comprehensive    Shareholders'
                           Shares   Amount           Capital     Earnings       Income (Loss)    Equity

Balance January 1, 2002    1,456    $ 8,385          $ 8,385      $ 383         $  (326)        $ 16,827

Net Income                     -          -                -        486                -             486


Change in unrealized gain (loss)
on securities available for sale, net
of reclassification and tax effects       -                -          -              592            592
                                                                                                    ---

Total comprehensive income                -                -          -                -           1,078
                         -------   --------         --------   --------         --------        --------
Balance June 30, 2002      1,456    $ 8,385          $ 8,385      $ 869            $ 266        $ 17,905
                            ====      =====            =====      =====            =====           =====


                          First Security Bancorp, Inc.
                      Statements of Cash Flows (Unaudited)
                     Six Months Ended June 30, 2002 and 2001
                                 (in thousands)
                                                        Six Months Ended

                                                      2002            2001
                                                      ----            ----
Cash flows from Operating Activities:
Net income                                           $ 486           $ 579
Adjustments to reconcile net income to net
  cash from operating activities
         Depreciation                                  215             114
         Amortization of identified intangibles          2               0
         Amortization and accretion on available
            for sale securities, net                   136             (27)
         Provision for loan losses                     390             201
         Federal Home Loan Bank Stock dividends        (13)             (9)
         Gain on sale of securities                    (65)            (95)
         Gain on sale of loans                         (21)              0
         Loss on sale of land                            0              17
         Change in assets and liabilities:
                  Accrued interest receivable          (76)            (76)
                  Other assets                         (66)            (31)
                  Accrued interest payable            (173)             54
                  Other liabilities                   (381)             (5)
                                                   --------         -------
Net cash from operating activities                      434            732

Cash flows from investing activities
         Net change in loans                        (13,503)       (19,549)
          Activity in available for sale securities
                  Maturities, Calls,
                     and principal repayments         3,434           4,591
                  Purchases                         (24,788)        (21,112)
                  Sales                               9,393           6,975
         Leasehold improvements and net purchases
             of premises and equipment                 (414)           (508)
         Purchases of FHLB stock                       (136)            (91)
         Cash paid in acquisition                       (67)              0
                                                -----------     -----------
                Net cash from investing activities   (26,081)        (29,694)

Cash flows from financing activities
         Net change in deposits                       21,539          16,024
         Net changes in securities sold under agreements
              to repurchase                          (10,092)          8,489
         Repayments on Federal Home Loan Bank advance   (146)             (5)
         Issuance of common stock                          -             628
         Proceeds from Federal Home Loan Bank advances 11,300              0
                                                    ----------     ----------
         Net cash from financing activities            22,601          25,136
                                                    ----------      ----------
Net change in cash and cash equivalents                (3,046)         (3,826)

Cash and cash equivalents at beginning of period         8,918           8,298
                                                     ---------       ---------
Cash and cash equivalents at end of period             $ 5,872         $ 4,472
                                                         =====           =====
Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for:   Interest   $ 3,795         $ 3,521
                                        Income taxes       530               1


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Recent Accounting Pronouncements: Beginning January 1, 2002, a new standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. The company's adoption of this standard did not have a material effect.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 2002 are not necessarily indicative of the results that are expected for the year ended December 31, 2002.


NOTE 2 - SECURITIES

Securities were as follows:                                   Gross             Gross
                                            Amortized         Unrealized        Unrealized       Fair
                                            Cost              Gains             Losses           Value
                                            --------------    --------------    -------------    ------
                                                              (in thousands)
Available for Sale

June 30, 2002
         U. S. Government Agency                  $ 1,687              $14               $ 0     $ 1,702
         State and Municipal                       13,618              128              (31)      13,715
         Mortgage-backed                           29,389              306              (15)      29,680
                                               ----------            -----          --------  ----------
         Total debt securities                   $ 44,694            $ 448             $(46)     $45,097
                                                   ======              ===             =====      ======
December 31, 2001
         U. S. Government Agency                    $ 500              $ 3                 -       $ 503
         State and Municipal                       13,381                1             (449)      12,933
         Mortgage-backed                           18,923               98             (148)      18,873
                                              -----------          -------         --------- -----------
         Total debt securities                   $ 32,804            $ 102           $ (597)    $ 32,309

                                                   ======             ====             =====      ======

     Securities pledged at June 30, 2002 and year-end 2001 had carrying amounts of $2.5 million and $13.0 million, respectively, and were pledged to secure customer repurchase agreements and to the Federal Reserve Discount window. Proceeds from securities sold during the six months ended June 30, 2002 totaled $9.4 million and resulted in a net gain of $65,000.

NOTE 3 - LOANS
Loans were as follows:         June 30, 2002                  December 31, 2001
                               -------------                 ------------------
                                             (in thousands)
Mortgage loans on real estate        $46,449                            $46,106
Commercial                            76,591                             68,584
Consumer mortg                        35,119                             32,349
Other consumer                         5,697                              5,383
                                ------------                       ------------
                                   $ 163,856                          $ 152,422
                                     =======                            =======
Changes in the allowance for loan losses were as follows:

                                                   Three Months Ended              Six Months Ended
                                                        June 30                        June 30
                                                     (in thousands)                 (in thousands)

                                                    2002        2001                 2002     2001
                                                    ----        ----                 ----     ----
Beginning balance                                $ 1,679     $ 1,318              $ 1,538  $ 1,221
         Loans charged off                          (388)        (46)                (406)     (49)
         Recoveries                                    2           0                    4        0
         Provision for loan losses                   233         101                  390      201
                                                     ---         ---                  ---      ---

Ending balance                                   $ 1,526     $ 1,373              $ 1,526  $ 1,373


Note 4: EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

                                              Three Months Ended                     Six Months Ended
                                                    June 30                              June 30
                                            2002              2001                2002              2001

Basic
     Net Income                           $  326            $  326              $  486             $ 579

Weighted average common shares             1,456             1,456               1,456             1,455
Basic earnings per share            $        .22             $ .22              $  .33             $ .40

Diluted
     Net Income                            $ 326             $ 326               $ 486             $ 579

Weighted average common shares             1,456             1,456               1,456             1,455
Add: Dilutive effects of assumed exercises
     of stock warrants                        56                33                  48                34
                                            ----               ---                 ---               ---
Average shares and dilutive potential
     common shares                         1,512             1,489               1,504             1,489
                                           -----             -----               -----             -----

Diluted earnings per common share          $ .22            $  .22              $  .32            $  .39

Note 5:  ACQUISITION

     On June 3, 2002, the Bank acquired certain assets of First Mortgage Company, Inc., in Lexington, Kentucky. The operations were assumed by the Bank promoted under the name First Security Mortgage Company, the purpose of which is to originate mortgage loans for sale into the secondary market. The acquisition agreement included a purchase price of up to $476,000, $67,000 of which was paid at closing. The remainder of the purchase price is payable contingent upon the division's earnings over the next four years. The acquisition also included a four-year employment agreement with First Mortgage's shareholder and president at a salary level similar to that of other executives of the Bank.

Part I Item 2.

Management's Discussion and Analysis or Plan of Operation

General
     First Security Bank is a commercial banking organization organized under the laws of the Commonwealth of Kentucky, and is a wholly-owned subsidiary of First Security Bancorp. First Security Bank offers a variety of products and services through four full -service offices including the acceptance of deposits for checking, savings and time deposit accounts; extension of secured and unsecured loans to corporations, individuals and others; issuance of letters of credit; and rental of safe deposit boxes. First Security Bank's lending activities include commercial and industrial loans, real estate, installment, and other consumer loans and revolving credit plans. Operating revenues are derived primarily from interest and fees on loans and from interest on investment securities.

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

Overview
     The mission of First Security Bank is to firmly establish itself in Lexington, Kentucky as a full-service bank providing traditional products and services typically offered by commercial banks. The Lexington banking market is highly competitive with 18 commercial banks and thrift institutions currently serving the market. Most of the banks in Lexington are part of larger bank holding companies headquartered outside of the Lexington / Fayette County market and Kentucky. Promoting local management has proven effective for First Security Bank in attracting customers, fostering loyalty and establishing and maintaining strong asset quality.


Results of Operations
     Net income for the six months ended June 30, 2002 was $486,000, compared to $579,000 for the six months ended June 30, 2001. Net income decreased primarily due to increased costs associated with facilities and personnel, and increased provision for loan losses. Net income for the three months ended June 30, 2002 and June 30, 2001 was $326,000. Earning assets increased from $189.7 million as of December 31, 2001 to $211.8 million as of June 30, 2002. Net loans increased from $150.9 million as of December 31, 2001 to $162.3 million as of June 30, 2002. Total deposits increased from $168.7 million as of December 31, 2001 to $190.3 million as of June 30, 2002.

     In December, 2000 First Security Bank purchased a former banking facility at 318-320 East Main Street in downtown Lexington for $3.5 million to replace its main office. First Security Bank moved its downtown offices to the new facility in September, 2001. The new location features drive-through windows, an ATM and innovative interior design features. A total of $1.2 million was invested on the new facility in addition to its purchase price. A fourth location was also opened during the fourth quarter of 2001. A building was purchased and was opened for this purpose at a total cost of $906,000. The land for this facility was leased for $5,600 per month. Growth in net income and book value per share will be negatively impacted until the growth in earnings resulting from these new locations covers the additional costs. First Security Bancorp believes, however, that the potential longer term benefits, including prospects for new loan and deposit growth, outweigh the potential near term costs. On June 3, 2002, First Security Bank of Lexington purchased certain assets of First Mortgage Company, Inc. in an effort to expand its penetration of the Central Kentucky residential mortgage loan market. This acquisition has enhanced the bank's products and service offerings and benefited its customers. These mortgage products and services, now offered through First Security Bank under the name of First Security Mortgage Company, will be a new source of noninterest income.

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

     Net interest income was $1.608 million for the three months ended June 30, 2002 compared to $1.101 million in 2001, resulting in an increase of $507,000 or 46.0%. The increase in net interest income was primarily the result of volume increases in earning assets, and to a lesser degree, a decline in the general level of deposit rates, resulting in an decrease in interest expense. Net interest margin increased to 3.14% for the quarter ended June 30, 2002, versus 2.78% for the previous quarter, and 3.12% for the quarter ended June 30, 2001. As the result of a lower first quarter margin, year-to-date net interest margin decreased to 2.97% from 3.14% for the six month period ended June 30, 2001. The increase in the second quarter margin was caused by the repricing of rate sensitive liabilities, precipitated by a decline in the general level of interest rates, at a faster rate than rate sensitive assets which had already repriced in prior quarters. In order to improve net interest margin, First Security Bank previously deployed available funding by investing in mortgage-backed securities and federally tax-exempt bonds. In addition, loan pricing strategies have been adjusted and features such as interest rate floors have been added. The results of these strategies are reflected in the increase in net interest margin in the second quarter.

Noninterest Income and Expenses
     Noninterest income increased from $216,000 to $462,000 for the six month periods ended June 30, 2001 and 2002, respectively. Amounts were $150,000 and $298,000 for the quarters ended June 30, 2001 and 2002, respectively. Components of noninterest income include service charges and fees on deposit accounts, securities gains, and other fees. The primary increase in noninterest income was the result of service charges and fees on deposit accounts increasing from $83,000 to $261,000 for the year and from $50,000 to $136,000 for the quarter. The increase in these fees resulted from the introduction of a new checking product and growth in total deposit accounts. Securities gains were $95,000 for the six months ended June 30, 2001, versus $65,000 for the six months ended June 30, 2002. Securities gains were taken on investments sold, with the proceeds subsequently reinvested. Gains of this nature are infrequent and irregular in amount, and are not anticipated to regularly increase earnings in significant amounts such as these going forward. Gain on sale of loans for the six months ended June 30, 2002 was $21,000. This is a new source of revenue for First Security Bank, offered through First Security Mortgage Co. Management anticipates that this revenue source will grow going forward, fluctuating with cycles experienced in the secondary mortgage market caused by changes in interest rates.
     Total noninterest expense was $2.460 million for the six months ended June 30, 2002, versus $1.571 million for the six months ended June 30, 2001. Total noninterest expense for the quarter ended June 30, 2002 was $1.268 million versus $824,000 for the quarter ended June 30, 2001. Salaries and benefits were $1.201 million and $836,000 for the six months ended June 30, 2002 and 2001, respectively, and $614,000 and $429,000 for the three months ended June 30, 2002 and 2001, respectively. The number of full-time equivalent employees increased from 32 at June 30, 2001 to 54 at June 30, 2002. Staffing levels increased as a result of the addition of a fourth branch office in the fourth quarter of 2001, the relocation to the new main office facility in September 2001, and the acquisition of First Mortgage Company, Inc. in June 2002. We anticipate modest increases in noninterest expense during the remainder of 2002.
     Occupancy and equipment expense, net of rental revenue, was $454,000 and $192,000 for the six months ended June 30, 2002 and 2001, respectively, and $240,000 and $112,000 for the three months ended June 30, 2002 and 2001, respectively. The increase resulted primarily from operating costs associated with the fourth branch office, the new main office facility, and costs associated with the acquisition and operations of First Mortgage Company, Inc.
     In the third quarter of 2001, First Security Bancorp began recording federal income tax expense, which for the six month period ended June 30, 2002, was $99,000. Income tax expense was not previously recorded due to both historical losses and concern about First Security Bancorp's ability to utilize certain deferred tax assets. Going forward, income tax expense will continue to be recorded at approximately 34% of taxable income.

Investment Securities
     Through all reported periods, First Security Bank's investment portfolio consisted primarily of state and municipal bonds and mortgage backed bonds. The amortized cost of investment securities increased from $32.8 million as of December 31, 2001 to $44.7 million as of June 30, 2002. The increase in investment securities resulted from the redeployment of excess liquidity into higher yielding assets and the purchase of bank qualified municipal securities, the earnings of which are largely not subject to federal income tax.


Loans
     Net loans increased $11.4 million from $150.9 million as of December 31, 2001, to $162.3 million as of June 30, 2002. As of the end of each period, approximately 74% of First Security Bank's loan portfolio was in loans to commercial businesses and commercial real estate borrowers. Loans in the consumer sector of the portfolio, which includes consumer mortgage and other consumer loans, comprised approximately 26% of the portfolio as of the end of both periods. First Security Bank desires increased penetration within the consumer loan market and believes the new locations should help build new customer relationships.


Allowance and Provision for Loan Losses
     The provision for loan losses increased from $201,000 for the six months ended June 30, 2001 to $390,000 for the same period in 2002. Quarterly amounts increased from $101,000 to $233,000 for the quarters ended June 30, 2001 and 2002, respectively. The increase in the provision for loan losses resulted from an increase in the level of nonperforming loans and a related increase in net charge-offs, a growth in the level of outstanding loans, and a decline in the local and national economy.
     Net charge-offs for the six months ended June 30, 2002 were $402,000 as compared to $49,000 for the same period in 2001. The level of charge-offs for the first six months of 2002 was significantly impacted by a charge-off involving one borrower in the amount of $335,000.
     As of June 30, 2002, nonperforming assets (which includes non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned) totaled $2.3 million, as compared to $789,000 at December 31, 2001. There were no nonperforming assets at June 30, 2001. Nonperforming assets as a percentage of total loans were 1.40% at June 30, 2002, as compared to 0.52% at December 31, 2001. Management continues to emphasize evaluation of loan portfolio risks and will pursue all available means of collection.
     The allowance for loan losses is regularly evaluated by management and reported quarterly to our board of directors. Our management and board of directors maintain the allowance for loan losses at a level believed to be sufficient to absorb inherent losses in the portfolio at a point in time. Management's allowance for loan loss estimate consists of specific and general reserve allocations as influenced by various factors. Such factors include changes in lending policies and procedures; underwriting standards; collection, charge-off and recovery history; changes in national and local economic and business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations. To evaluate the loan portfolio, management has also established loan grading procedures. These procedures establish a grade for each loan upon origination which is periodically reassessed throughout the term of the loan. Grading categories include prime, good, satisfactory, fair, watch, substandard, doubtful, and loss. Specific reserve allocations are calculated for individual loans having been graded watch or worse based on the specific collectability of each loan. Loans graded watch or worse also include loans severely past-due and those not accruing interest. Loss estimates are assigned to each loan, which results in a portion of the allowance for loan losses to be specifically allocated to that loan.
     The general reserve allocation is computed by loan category reduced by loans with specific reserve allocations and loans fully secured by certificates of deposit with First Security Bank. Loss factors are applied to each category for which the cumulative product represents the general reserve. These loss factors are typically developed over time using actual loss experience adjusted for the various factors discussed above. As First Security Bank was organized in 1997, our historical loss experience is less reliable as a future predictor of inherent losses than that of a bank with a mature loss history. Until our own experience becomes fully developed, we have computed these factors utilizing selected peer data and from the Uniform Bank Performance Reports which we believe is representative of our loan customer base and is therefore a reasonable predictor of inherent losses in our portfolio.

     We believe the allowance for loan losses at June 30, 2002 was adequate. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

Deposits and Other Borrowings
     The deposit base provides the major funding source for earning assets. Total deposits increased by $21.5 million from December 31, 2001 to June 30, 2002. Deposits have grown at historically consistent levels. Noninterest bearing deposits were up from 7.45% of total deposits as of December 31, 2001, to 9.12% of total deposits as of June 30, 2002. Growth in noninterest bearing deposits as a percentage of total deposits will continue to be encouraged.

         The table below illustrates our deposits by major categories as of June 30, 2002 and December 31, 2001:

DEPOSITS
                                           June 30                  December 31
                                            2002                       2001

Interest-bearing demand deposits          $ 21,000                     $ 18,886

Savings deposits                            22,787                       17,113

Time deposits less than $100,000            76,706                       75,672

Time deposits $100,000 and over             52,434                       44,498
                                       -----------                  -----------
         Total interest-bearing deposits   172,927                      156,169

         Total noninterest-bearing deposits 17,356                       12,575
                                          --------                   ----------
                  Total                  $ 190,283                    $ 168,744

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

     First  Security Bank has  established a limited  number of  alternative  or secondary sources to provide additional liquidity and funding sources when needed to support lending activity or other liquidity needs. These alternative funding sources currently include unsecured federal funds lines of credit from five correspondent banks aggregating approximately $24 million; a secured repurchase agreement line of credit from a correspondent bank based upon the market value of pledged securities; and a secured repurchase agreement arrangement with an agency of the Commonwealth of Kentucky. Additionally, First Security Bank is a member of the Federal Home Loan Bank of Cincinnati which allows First Security Bank to borrow based on the level of qualifying residential loans which serve as collateral for this type of borrowing. At June 30, 2002, First Security Bank could borrow an additional $11.2 million based on available collateral.

     First Security Bank had total short-term borrowings of $15.3 million and $16.4 million as of December 31, 2001, and June 30, 2002 respectively. Borrowings at June 30, 2002 were in the form of customer repurchase agreements in the amount of $2.9 million, and Federal Home Loan Bank advances in the amount of $13.5 million. The need for future borrowing arrangements above current levels will be evaluated by management with consideration given to the growth prospects of the loan portfolio, liquidity needs, costs of deposits, market conditions and other factors. Short-term liquidity needs for periods of up to one year may be met through federal funds lines of credit borrowings and short-term Federal Home Loan Bank advances. The Federal Home Loan Bank additionally offers advance programs of varying maturities for terms beyond one year.

Capital
     Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Total GAAP capital as of December 31, 2001 was $16.8 million or 8.31% of assets. Total capital as of June 30, 2002 increased to $17.9 million, but because assets increased at a faster rate, total GAAP capital to assets declined to $17.9 million or 7.94% of assets. Total risk based capital to risk weighted assets was 10.90% as of December 31, 2001, decreasing to 10.68% as of June 30, 2002. First Security Bancorp has enjoyed abundance of growth in total assets which has outpaced growth in total capital.

     First Security Bancorp and First Security Bank exceed the regulatory requirements for all three capital ratios. First Security Bancorp intends to maintain a capital position that meets or exceeds the "well-capitalized" requirements as defined by these regulations by exploring opportunities to raise new capital or moderate its growth rate at levels sustaining a well capitalized position. In addition to capital regulations, state banking regulations limit First Security Bank's ability to pay dividends without prior approval. Under these regulations, First Security Bank may pay dividends in any calendar year only to the extent of current year's net profits plus the retained net profits of the preceding two years and not in excess of the balance of retained earnings then on hand. First Security Bancorp also has regulatory limits on dividends, but less restrictive. First Security Bancorp does not anticipate paying dividends to shareholders for at least the next several years as any earnings generated will need to be retained to support future growth opportunities.



Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

         On May 21, 2002, First Security Bancorp held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. All of the proposals stated in First Security Bancorp's proxy statement dated April 19, 2002 were adopted at the Annual Meeting.

         The proposals voted on and approved by the shareholders at the Annual Meeting were as follows:

     1. Election of seven (7) Class II Directors (Len Aldridge, Julian E. Beard, A.F. Dawahare, Fon Rogers, II, Robert J. Rosenstein, Dr. Ron J. Saykaly, and Kathy E. Walker) to serve until the Annual Meeting of Shareholders in 2005; and

         2. Approval of the appointment of Crowe, Chizek, and Company, LLP to serve as independent public accountants and auditors for First Security Bancorp for the year 2002.

     In addition to the Class II Directors elected at the Annual Meeting, the terms of eight (8) Class I Directors (John S. Shropshire, R. Greg Kessinger, Dennis R. Anderson, John D. Barlow, Erle L. Levy, David R. McCulloch, Dr. Ira P. Mersack, and D. Woodford Webb, Jr.) and seven (7) Class III Directors (Harold Glenn Campbell, William A. Combs, Jr., Dr. Kenneth L. Gerson, Tommy R. Hall, Nick O. Rowe, Richard S. Trontz, and William T. Vennes) continued after the Annual Meeting until the Annual Meetings of 2003 and 2004, respectively.

     The election of the seven (7) Class II Directors at the Annual Meeting was approved by a vote of 1,238,060 shares for, zero (0) shares against, and 13,400 shares withheld. The approval of the appointment of Crowe, Chizek, and Company, LLP at the Annual Meeting was effected by a vote of 1,254,145 shares for, and 200 shares against.



Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.

        (b) Reports on Form 8-K

            A report on Form 8-K dated April 26, 2002 was filed by First Security Bancorp reporting for the quarter ending March 31,2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act , First Security Bancorp caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                First Security Bancorp, Inc.

                                                /s/John S. Shropshire
Date:  August 14, 2002                   John S. Shropshire
                                                Chairman, President and CEO
                                                (Principal Executive Officer)

                                                /s/Ben A. New
Date:  August 14, 2002                   Ben A. New
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)


                                    EXHIBITS

Exhibit 11. Statement Regarding Computation of Per Share Earnings (see Part I, Note 4 "Earnings Per Share" for computation)

         See Part I, Note 4 "Earnings Per Share" for calculations


Exhibit 99. Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 99.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Form 10-Q of First Security Bancorp, Inc. for the quarter ended June 30, 2002, I, John S. Shropshire, Chief Executive Officer of First Security Bancorp, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) such Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operation of First Security Bancorp, Inc.


By:      /s/ John S. Shropshire
   --------------------------------------------------
         John S. Shropshire
         Chief Executive Officer

Date:  August 14, 2002.


In connection with the accompanying Form 10-Q of First Security Bancorp, Inc. for the quarter ended June 30, 2002, I, Ben A. New, Chief Financial Officer of First Security Bancorp, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) such Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operation of First Security Bancorp, Inc.


By:      /s/ Ben A. New
   -----------------------------------------
         Ben A. New
         Chief Financial Officer

Date:  August 14, 2002.