Form 10QSB
period 2002-09-30
FIRST SECURITY BANCORP INC /KY/
filed 2002-11-14
CIK 1109610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X       Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                                       Or

 __      Transition report pursuant to Section 13 or 15(d) of the Exchange Act

                        Commission File Number 000-49781

                          First Security Bancorp, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

     Kentucky                                               61-1364206
 (State of other jurisdiction                            (I.R.S. Employer
  incorporation or organization)                         identification No.)

318 East Main Street, Lexington,  Ky   40507
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

                                  X Yes ___ No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common stock, no par value - 1,456,250 shares outstanding as of November 14, 2002.

Transitional Small Business Disclosure Format (check one):
                                            ___ Yes   X   No

FIRST SECURITY BANCORP, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................3
              Consolidated Balance Sheets.....................................3
              Consolidated Statements of Income...............................5
              Consolidated Statement of Changes in Shareholders' Equity.......7
              Consolidated Statements of Cash Flows...........................8
              Notes to Consolidated Financial Statements ....................10

Item 2.  Management's Discussion and Analysis or Plan of Operation...........13

Item 4:  Controls and Procedures ............................................20

PART II -OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................20
              Signatures.....................................................20
              Certifications Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.....................................21
              Exhibit Index..................................................23

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                          First Security Bancorp, Inc.
                     Consolidated Balance Sheets (Unaudited)
                                 (in thousands)


Assets                                       September 30,         December 31,
                                                 2002                  2001

Cash and due from banks                      $  4,706              $  4,521
Federal funds sold                              1,168                 4,397
                                           ----------            ----------
         Total cash and cash equivalents        5,874                 8,918
Securities available for sale                  52,335                32,309
Mortgage loans held for sale                    4,172                     0
Loans                                         160,227               152,422
         Less allowance for loan losses        (1,675)               (1,538)
                                           ----------             ----------
Net loans                                     158,552               150,884
FHLB stock                                        729                   539
Leasehold improvements, premises
         and equipment, net                     7,993                 7,656
Accrued interest receivable                     1,164                 1,133
Other assets                                      693                   831
                                           ----------             ---------
         Total Assets                        $231,512              $202,270
                                               ======                ======
Liabilities and Shareholders' Equity

Liabilities
         Deposits
Non-interest bearing                         $ 19,218              $ 12,575
Time deposits $100,000 and over                46,844                44,498
Other interest bearing                        120,380               111,671
                                         ------------         -------------
         Total Deposits                       186,442               168,744
Repurchase agreements and
         short-term borrowings                 11,047                12,957
Federal Home Loan Bank advances                14,271                 2,336
Accrued interest payable                          608                   832
Other liabilities                                 434                   574
                                         ------------         -------------
         Total Liabilities                  $ 212,802             $ 185,443

Shareholders' Equity

Common stock, no par value                      8,385                 8,385
Paid-in capital                                 8,385                 8,385
Retained earnings                               1,340                   383
Accumulated other comprehensive
   income, net of tax                             600                  (326)
                                             --------              ---------
         Total Shareholders' Equity            18,710                16,827
                                             --------              ---------
Total Liabilities and Shareholders' Equity   $231,512              $202,270
                                               ======                ======

                          First Security Bancorp, Inc.
                  Consolidated Statements of Income (Unaudited)
                      (in thousands, except per share data)


                                                  Three Months Ended                   Nine Months Ended
                                                      September 30,                     September 30,
                                                2002              2001             2002              2001

Interest Income

Loans, including fees                        $  2,822           $ 2,827          $  8,365         $  7,792
Securities- taxable                               390               230             1,080              713
Securities- nontaxable                            138               110               471              185
Federal funds sold                                 13                21                28              185
Other                                               9                 7                23               30
                                                3,372             3,195             9,967             8,90
Interest Expense

Deposits                                        1,562             1,854             4,976            5,323
Other Borrowings                                  156                90               364              196
                                                1,718             1,944             5,340            5,519

Net Interest Income                             1,654             1,251             4,627            3,386

Provision for loan losses                         272               120               662              321

Net interest income after provision
     for loan loss                              1,382             1,131             3,965            3,065

Noninterest Income

Service charges and deposit fees                  198                73               459              156
Securities gains                                  303               100               368              195
Gain on sale of loans                             211                 0               232                0
Other                                              58                54               173               92
                                                  770               227             1,232              443

Noninterest Expense

Salaries and employee benefits                    753               492             1,954            1,328
Occupancy and equipment                           251               166               705              358
Data processing                                    38                42               136              124
Advertising                                        62                46               140              119
Professional fees                                  55                39               161              107
Taxes other than payroll, property,
   and income                                      48                37               145              104
Other                                             268               153               694              406
                                                1,475               975             3,935            2,546

Income before income taxes                        677               383             1,262              962
Provision for income taxes                        206                60               305               60
Net Income                                       $471             $ 323            $  957             $902


Weighted average common shares outstanding:

Basic                                           1,456             1,456             1,456             1,455
Diluted                                         1,521             1,491             1,508             1,490
Earnings per share:

Basic                                          $ 0.32            $ 0.22           $  0.66   $          0.62
Diluted                                          0.31              0.22              0.63              0.61

                          First Security Bancorp, Inc.
      Consolidated Statement of Changes In Shareholders' Equity (Unaudited)
                                 (in thousands)

                                                                                    Accumulated
                                                      Additional                      Other          Total
                                --Common Stock--       Paid-In      Retained       Comprehensive Shareholders'
                                Shares   Amount        Capital      Earnings       Income (Loss)    Equity

Balance January 1, 2002        1,456    $ 8,385       $ 8,385        $ 383         $  (326)        $ 16,827

Net Income                        -          -             -           957              -               957


Change in unrealized gain (loss)
on securities available for sale, net
of reclassification and tax effects-         -             -                           926              926

Total comprehensive income     -             -             -            -                              1883
                             -------    --------       --------    --------         --------        --------
Balance September 30, 2002     1,456     $ 8,385        $ 8,385      $1,340          $ 600        $  18,710
                                ====       =====         =====        =====           =====           =====


                          First Security Bancorp, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)
                                                          Nine Months Ended
                                                            September 30,
                                                         2002            2001
Cash Flows from Operating Activities
Net income                                              $ 957           $ 902
Adjustments to reconcile net income to net
  cash from operating activities
         Depreciation                                     333             172
         Amortization of identified intangibles             6               0
         Amortization and accretion on available
            for sale securities, net                      242             (29)
         Provision for loan losses                        662             321
         Federal Home Loan Bank Stock dividends           (21)            (15)
         Gain on sale of securities                      (368)           (195)
         Gain on sale of loans                           (232)              0
         Change in assets and liabilities:
         Mortgage loans held for sale                  (4,172)              0
         Accrued interest receivable                      (31)             25
         Other assets                                    (284)           (307)
         Accrued interest payable                        (203)            133
         Other liabilities                               (141)            329
                                                      --------        -------
         Net cash from operating activities            (3,252)          1,336

Cash Flows from Investing Activities
         Net change in loans                           (8,098)        (38,242)
          Activity in available for sale securities
                  Maturities, Calls,
                     and principal repayments           5,889           6,792
                  Purchases                           (54,089)        (27,801)
                  Sales                                29,689          13,351
         Leasehold improvements and net purchases
             of premises and equipment                  (670)          (1,455)
         Purchases of FHLB stock                        (169)            (91)
         Cash paid in acquisition                        (67)               0
                                                  -----------     -----------
         Net cash from investing activities          (27,515)        (47,446)

Cash Flows from Financing Activities
         Net change in deposits                       17,698           44,689
         Net changes in securities sold under agreements
              to repurchase                           (1,910)           4,205
         Repayments on Federal Home Loan Bank advance   (565)              (8)
         Issuance of common stock                          -              628
         Proceeds from Federal Home Loan Bank advances12,500                0
                                                   ----------      ----------
         Net cash from financing activities           27,723           49,514
                                                   ----------      ----------
Net change in cash and cash equivalents               (3,044)           3,404

Cash and cash equivalents at beginning of period       8,918            8,298
                                                    ---------       ---------
Cash and cash equivalents at end of period           $ 5,874         $ 11,702
                                                       =====            =====
Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for:  Interest  $ 5,564          $ 5,386
                                           Income taxes  530                0

                  FIRST SECURITY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     The Bank is a Kentucky corporation incorporated to operate as a commercial bank under a state bank charter. The Bank generates commercial, mortgage, and installment loans, and receives deposits from customers located primarily in the Fayette County, Kentucky area. The majority of the Bank's income is derived from lending activities. The majority of the Bank's loans are secured by specific items of collateral including business assets, real estate, and consumer assets, although borrower cash flow may also be a primary source of repayment. The Company's internal information is reported and evaluated in two segments (meaning for these purposes parts of an entity evaluated by management using separate financial information) namely, banking and mortgage banking. These segments are dominated by transactions of a magnitude for which separate individual segment disclosures are not required.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2002 are not necessarily indicative of the results that are expected for the year ended December 31, 2002.

NOTE 2 - SECURITIES
The amortized cost and fair value of available for sale securities (and the related unrealized holding gains and losses) were as follows:

                                                Gross             Gross
                                                Amortized         Unrealized        Unrealized       Fair
                                                Cost              Gains             Losses           Value
                                                               (in thousands)
Securities available for sale:
September 30, 2002
         Securities available for sale:
         U. S. Government Agency                  $ 2,190              $40              $ 0       $2,230
         State and Municipal                       12,496              545               (4)      13,037
         Mortgage-backed                           36,753              316               (1)      37,068
                                               ----------            -----          --------  ----------
         Total securities available for
              sale                               $ 51,439            $ 901              $(5)     $52,335
                                                   ======              ===             =====      ======
December 31, 2001
         Securities available for sale:
         U. S. Government Agency                    $ 500              $ 3                 -       $ 503
         State and Municipal                       13,381                1             (449)      12,933
         Mortgage-backed                           18,923               98             (148)      18,873
                                              -----------          -------         --------- -----------
         Total securities available for          $ 32,804            $ 102           $ (597)    $ 32,309
              sale                                 ======             ====             =====      ======

         Securities pledged at September 30, 2002 and year-end 2001 had carrying amounts of $8.7 million and $13.0 million, respectively, and were pledged to secure customer repurchase agreements. Proceeds from securities sold during the nine months ended September 30, 2002 totaled $29.7 million and resulted in a net gain of $368,000.


NOTE 3 - LOANS
Loans were as follows:                September 30, 2002      December 31, 2001
                                                    (in thousands)
Mortgage loans on real estate               $78,971                  $68,584
Commercial                                   36,868                   46,106
Consumer mortgage                            39,097                   32,349
Other consumer                                5,291                    5,383
                                       ------------             ------------
                                          $ 160,227                $ 152,422
                                            =======                  =======

Changes in the allowance for loan losses were as follows:

                                     Three Months Ended Nine Months Ended
                                   September 30,              September 30,

In thousands
                                 2002        2001            2002       2001
Beginning balance              $ 1,526    $ 1,373         $ 1,538    $ 1,221
         Loans charged off        (124)        (1)           (530)       (50)
         Recoveries                  1          0               5          0
         Provision for loan
         losses                    272        120             662        321

Ending balance                 $ 1,675    $ 1,492         $ 1,675    $ 1,492


Note 4:  STOCK OPTIONS

     On August 23, 2002, the Company granted options to purchase 1,500 shares of Company common stock to certain of its advisory directors and those members of its Board of Directors not employed by the Company or the Bank. The option price for these options to purchase in the aggregate 30,000 shares of Company common stock is $20.25, the market price at the time of the grant. The options are exercisable immediately and must be exercised on or before August 23, 2007.

     On August 23, 2002, the Company granted options to purchase 3,500 shares of Company common stock to an Executive Officer. The options vest over five years and are exercisable at a price of $20.25, the market price at the time of the grant, and must be exercised on or before August 23, 2007.

Note 5: EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

                                                  Three Months Ended                   Nine Months Ended
                                                       September 30,                      September 30,
                                                 2002              2001              2002              2001

Basic
     Net Income                                $  471             $ 323            $  957             $ 902

Weighted average common shares                  1,456             1,456             1,456             1,455
Basic earnings per share                       $  .32             $ .22            $  .66             $ .62

Diluted
     Net Income                                $  471             $ 323            $  957             $ 902

Weighted average common shares                  1,456             1,456             1,456             1,455
Add: Dilutive effects of assumed exercises
     of stock warrants                             65                35                52                35
Average shares and dilutive potential
     common shares                              1,521             1,491             1,508             1,490

Diluted earnings per common share              $  .31             $ .22             $ .63             $ .61


Note 6:  ACQUISITION

On June 3, 2002, the Bank acquired certain assets of First Mortgage Company, Inc., in Lexington, Kentucky. The operations were assumed by the Bank promoted and conducted as a division of the bank under the name "First Security Mortgage Company", the purpose of which is to originate mortgage loans for sale into the secondary market. The acquisition agreement included a purchase price of up to $476,000, $67,000 of which was paid at closing. The remainder of the purchase price is payable contingent upon the division's earnings over the next four years. The acquisition also included a four-year employment agreement with First Mortgage's shareholder and president at a salary level similar to that of other executives of the Bank.

PART I - Item 2.  Management's Discussion and Analysis or Plan of Operation


General
     First Security Bank of Lexington, Inc. is a commercial banking organization organized under the laws of the Commonwealth of Kentucky, and is a wholly-owned subsidiary of First Security Bancorp, Inc. First Security Bank offers a variety of products and services through four full-service offices including the acceptance of deposits for checking, savings and time deposit accounts; extension of secured and unsecured loans to corporations, individuals and others; issuance of letters of credit; and rental of safe deposit boxes. First Security Bank's lending activities include commercial and industrial loans, real estate, installment and other consumer loans, and revolving credit plans. Operating revenues are derived primarily from interest and fees on loans and from interest on investment securities.

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

Overview
     The mission of First Security Bank is to firmly establish itself in Lexington, Kentucky as a full-service bank providing traditional products and services typically offered by commercial banks. The Lexington banking market is highly competitive with 19 commercial banks and thrift institutions currently serving the market. Most of the banks in Lexington are part of larger bank holding companies headquartered outside of the Lexington / Fayette County market and Kentucky. Promoting local management has proven effective for First Security Bank in attracting customers, fostering loyalty and establishing and maintaining strong asset quality.


Results of Operations
     Net income for the nine months ended September 30, 2002 was $957,000, compared to $902,000 for the nine months ended September 30, 2001. Net income for the three months ended September 30, 2002 and September 30, 2001 was $471,000 and $323,000, respectively. Net income has been favorably impacted by an increase in net interest income and noninterest income, an increase which outpaced expense increases associated with facilities, personnel, and federal income taxes. Earning assets increased from $189.7 million as of December 31, 2001 to $218.6 million as of September 30, 2002. Net loans increased from $150.9 million as of December 31, 2001 to $158.6 million as of September 30, 2002. Securities available for sale increased from $32.3 million to $52.3 million for the same periods. Total deposits increased from $168.7 million as of December 31, 2001 to $186.4 million as of September 30, 2002.

     In December, 2000 First Security Bank purchased a former banking facility at 318-320 East Main Street in downtown Lexington for $3.5 million to replace its main office. First Security Bank moved its downtown offices to the new facility in September, 2001. The new location features drive-through windows, an ATM and innovative interior design features. A total of $1.2 million was invested on the new facility in addition to its purchase price. A fourth location was also opened during the fourth quarter of 2001. A building was purchased and was opened for this purpose at a total cost of $906,000. The land for this facility was leased for $5,600 per month. Growth in net income and book value per share will be negatively impacted until the growth in earnings resulting from these new locations covers the additional costs. First Security Bancorp believes, however, that the potential longer term benefits, including prospects for new loan and deposit growth, outweigh the potential near term costs. On June 3, 2002, First Security Bank of Lexington purchased certain assets of First Mortgage Company, Inc. in an effort to expand its penetration of the Central Kentucky residential mortgage loan market. This acquisition has enhanced the bank's products and service offerings and benefited its customers. These mortgage products and services, now offered through First Security Bank under the name of First Security Mortgage Company, is a new source of noninterest income.

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

     Net interest income was $1.654 million for the three months ended September 30, 2002 compared to $1.251 million for the same period in 2001, resulting in an increase of $403,000, or 32.2%. The increase in net interest income was primarily the result of a decline in the cost of funding deposits (leading to a reduction in interest expense), and to a lesser extent, volume increases in earning assets. Net interest margin increased to 3.08% for the quarter ended September 30, 2002, versus 2.99% for the quarter ended September 30, 2001. Year-to-date net interest margin decreased to 3.01% from 3.03% for the nine month period ended September 30, 2001. The increase in the third quarter margin was caused by the repricing of rate sensitive liabilities (precipitated by a decline in the general level of interest rates) at a faster rate than rate sensitive assets which had already repriced in prior quarters. The decrease in the year-to-date net interest margin was caused by a change in the mix of earning assets, with higher yielding loans decreasing from 82.5% of earning assets at September 30, 2001, to 77.0% at September 30, 2002. A weakening in general economic conditions has led to a decrease in the proportion of loans to total earning assets. In order to improve net interest margin, First Security Bank previously deployed available funding by investing in mortgage-backed securities and federally tax-exempt bonds. In addition, loan pricing strategies have been adjusted and features such as interest rate floors have been added. The results of these strategies are reflected in the increase in net interest margin in the third quarter.

Noninterest Income and Expenses
     Noninterest income increased from $443,000 to $1,232,000 for the nine month periods ended September 30, 2001 and 2002, respectively. Amounts were $227,000 and $770,000 for the quarters ended September 30, 2001 and 2002, respectively. Components of noninterest income include service charges and fees on deposit accounts, securities gains, gains on the sale of loans, and other fees. The primary increase in noninterest income was the result of service charges and fees on deposit accounts increasing from $156,000 to $459,000 for the year to date ending September 30, 2002. Securities gains and gain on the sale of loans of $203,000 and $211,000, respectively, were the primary cause of the quarterly increases. The increase in year to date fees resulted from the introduction of a new checking product and growth in total deposit accounts. Securities gains were taken on investments sold, with the proceeds subsequently reinvested. Securities gains were incurred as a result of the repositioning of the investment portfolio effected in order to reduce interest rate risk and for tax planning. Gains of this nature are infrequent and irregular in amount, and are not anticipated to regularly increase earnings in significant amounts going forward. Gain on sale of loans for the nine months ended September 30, 2002 was $232,000. This is a new source of revenue for First Security Bank, resulting from its First Security Mortgage Company operations. Management anticipates that this revenue source will grow going forward, fluctuating with cycles experienced in the secondary mortgage market caused by changes in interest rates.

     Total noninterest expense was $3.94 million for the nine months ended September 30, 2002, versus $2.55 million for the nine months ended September 30, 2001. Total noninterest expense for the quarter ended September 30, 2002 was $1.48 million versus $975,000 for the quarter ended September 30, 2001. The largest component of total noninterest expense is salaries and benefits. Salaries and benefits were $1.95 million and $1.33 million for the nine months ended September 30, 2002 and 2001, respectively, and $753,000 and $492,000 for the three months ended September 30, 2002 and 2001, respectively. The number of full-time equivalent employees increased from 45 at September 30, 2001 to 59 at September 30, 2002. Staffing levels increased as a result of the addition of a fourth branch office in the fourth quarter of 2001, the relocation to the new main office facility in September 2001, and the acquisition of First Mortgage Company, Inc. in June 2002.

     Occupancy and equipment expense, net of rental revenue, was $705,000 and $358,000 for the nine months ended September 30, 2002 and 2001, respectively, and $251,000 and $166,000 for the three months ended September 30, 2002 and 2001, respectively. The increase resulted primarily from operating costs associated with the fourth branch office, the new main office facility, and costs associated with the acquisition and operations of First Mortgage Company, Inc.

     In the third quarter of 2001, First Security Bancorp, Inc. began recording federal income tax expense, which for the nine months ended September 30, 2002, was $305,000. Income tax expense was not previously recorded due to both historical losses and concern about First Security Bancorp's ability to utilize certain deferred tax assets. Going forward, income tax expense will continue to be recorded at approximately 34% of taxable income.

Investment Securities
     Through all reported periods, First Security Bank's investment portfolio consisted primarily of mortgage backed bonds and state and municipal bonds. The amortized cost of investment securities increased from $32.8 million as of December 31, 2001 to $51.4 million as of September 30, 2002. Excess liquidity was redeployed into investment securities in order to attain higher yields.

Loans
     Net loans increased $7.7 million from $150.9 million as of December 31, 2001, to $158.6 million as of September 30, 2002. As of the end of each period, over 70% of First Security Bank's loan portfolio was in loans to commercial businesses and commercial real estate borrowers. Loans in the consumer sector of the portfolio, which includes consumer mortgage and other consumer loans, comprised the remainder of the portfolio as of the end of both periods. First Security Bank desires increased penetration within the consumer loan market and believes the new locations should help build new customer relationships.

Allowance and Provision for Loan Losses
     The provision for loan losses increased from $321,000 for the nine months ended September 30, 2001 to $662,000 for the same period in 2002. Quarterly amounts increased from $120,000 to $272,000 for the quarters ended September 30, 2001 and 2002, respectively. The increase in the provision for loan losses resulted from an increase in the level of nonperforming loans and a related increase in net charge-offs, a growth in the level of outstanding loans, and a decline in the local and national economy.

     Net charge-offs for the nine months ended September 30, 2002 were $525,000 as compared to $50,000 for the same period in 2001. The level of charge-offs for the first nine months of 2002 was significantly impacted by a charge-off involving two borrowers in the amounts of $335,000 and $100,000.

     As of September 30, 2002, nonperforming assets (which includes non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned) totaled $3.1 million, as compared to $789,000 at December 31, 2001. Nonperforming assets as a percentage of total loans were 1.94% at September 30, 2002, as compared to 0.52% at December 31, 2001. One commercial account in the amount of $1.3 million is expected to be fully secured and amortized, enhancing First Security Bank's position and causing this credit to be removed from the nonperforming category. Another commercial real estate account in the amount of $518,000 is expected to be brought current or paid in full by the owner, removing it from non-accrual status. If these anticipated actions occur respecting these two credits, and these two credits were removed from First Security Bank's total nonperforming assets as of September 30, 2002, total nonperforming assets to total loans would have yielded a ratio of 0.81%. Management continues to emphasize evaluation of loan portfolio risks and will pursue all available means of collection.

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

     We believe the allowance for loan losses at September 30, 2002 was adequate. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

Deposits and Other Borrowings
     The deposit base provides the major funding source for earning assets. Total deposits increased by $17.7 million from December 31, 2001 to September 30, 2002. Deposits have grown at historically consistent levels. Noninterest bearing deposits were up from 7.45% of total deposits as of December 31, 2001, to 10.31% of total deposits as of September 30, 2002. Growth in noninterest bearing deposits as a percentage of total deposits will continue to be encouraged.

         The table below illustrates our deposits by major categories as of September 30, 2002 and December 31, 2001:

DEPOSITS
                                                September 30,       December 31,
                                                    2002                2001
                                                         (in thousands)

Interest-bearing demand deposits                  $ 20,865           $ 18,886

Savings deposits                                    22,330             17,113

Time deposits less than $100,000                    77,185             75,672

Time deposits $100,000 and over                     46,844             44,498
                                             -------------       ------------
         Total interest-bearing deposits           167,224            156,169

         Total noninterest-bearing deposits         19,218             12,575
                                              ------------       ------------
                  Total                          $ 186,442          $ 168,744

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

     First  Security Bank has  established a limited  number of  alternative  or secondary sources to provide additional liquidity and funding sources when needed to support lending activity or other liquidity needs. These alternative funding sources currently include unsecured federal funds lines of credit from five correspondent banks aggregating approximately $25 million; a secured repurchase agreement line of credit from a correspondent bank based upon the market value of pledged securities; and a secured repurchase agreement arrangement with an agency of the Commonwealth of Kentucky. Additionally, First Security Bank is a member of the Federal Home Loan Bank of Cincinnati which allows First Security Bank to borrow based on the level of qualifying residential loans which serve as collateral for this type of borrowing. At September 30, 2002, First Security Bank could borrow an additional $7.5 million based on available collateral.

     First Security Bank had total borrowings of $15.3 million and $25.3 million as of December 31, 2001, and September 30, 2002 respectively. Borrowings at September 30, 2002 were in the form of customer repurchase agreements in the amount of $6.1 million and federal funds purchased in the amount of $4.9 million. First Security Bank additionally had Federal Home Loan Bank advances in the amount of $14.3 million. The need for future borrowing arrangements above current levels will be evaluated by management with consideration given to the growth prospects of the loan portfolio, liquidity needs, costs of deposits, market conditions and other factors. Short-term liquidity needs for periods of up to one year may be met through federal funds lines of credit borrowings and short-term Federal Home Loan Bank advances. The Federal Home Loan Bank additionally offers advance programs of varying maturities for terms beyond one year.

Capital
     Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Total capital (as determined under accounting principles generally accepted in the United States of America) as of December 31, 2001 was $16.8 million or 8.31% of assets. Total capital as of September 30, 2002 increased to $18.7 million, but because assets increased at a faster rate, total capital (as determined under accounting principles generally accepted in the United States of America) to assets declined to 8.08% of assets. Total risk based capital to risk weighted assets increased to 11.02% as of September 30, 2002 from 10.90% as of December 31, 2001.

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


PART I - Item 4.  Controls and Procedures

     Company management, including the Chief Executive Officer (serving as the principal executive officer) and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


Part II - Other Information

 Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.


          (b) Reports on Form 8-K

         First Security Bancorp filed a report on Form 8-K dated July 30, 2002 reporting earnings for the three months ended June 30, 2002.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                First Security Bancorp, Inc.

                                                /s/John S. Shropshire
Date:  November 14, 2002                        John S. Shropshire
                                                Chairman, President and CEO
                                                (Principal Executive Officer)



                                                /s/Ben A. New
Date:  November 14, 2002                        Ben A. New
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)



    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, John S. Shropshire, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of First Security Bancorp, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                       By:  /s/ John S. Shropshire
                                                   John S. Shropshire
                                                   Chairman, President, and CEO

CERTIFICATION

I, Ben A. New, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of First Security Bancorp, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                    By: /s/ Ben A. New
                                               Ben A. New
                                               Chief Financial Officer



                                  EXHIBIT INDEX

Exhibit 11. Statement Regarding Computation of Per Share Earnings (see Part I, Note 5 "Earnings Per Share" for computation)


Exhibit 99.1      Certification of Principal Executive Officer Pursuant to
                  18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2      Certification of Principal Financial Officer Pursuant to
                  18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



Exhibit 99.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Form 10-Q of First Security Bancorp, Inc. for the quarter ended September 30, 2002, I, John S. Shropshire, Chief Executive Officer of First Security Bancorp, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in such Form 10-Q for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operation of First Security Bancorp, Inc.


By:      /s/ John S. Shropshire
         John S. Shropshire
         Chief Executive Officer

Date:  November 14, 2002.

Exhibit 99.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Form 10-Q of First Security Bancorp, Inc. for the quarter ended September 30, 2002, I, Ben A. New, Chief Financial Officer of First Security Bancorp, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in such Form 10-Q for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operation of First Security Bancorp, Inc.


By:      /s/ Ben A. New
         Ben A. New
         Chief Financial Officer

Date:  November 14, 2002.