Form 10-K
period 2002-12-31
FIRST SECURITY BANCORP INC /KY/
filed 2003-03-31
CIK 1109610

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

          _X_ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2002

        ___ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________

                        Commission File Number 000-49781

                          FIRST SECURITY BANCORP, INC.
                 (Name of Small Business Issuer in Its Charter)
                 ----------------------------------------------


                    Kentucky                    61-1364206
      (State or Other Jurisdiction of (I.R.S. Employer Identification No.)
                 Incorporation or Organization)
 ------------------------------------ -----------------------------------------
                 318 East Main Street, Lexington, Kentucky 40507
              (Address, of Principal Executive Offices) (Zip Code)
                ----------------------------------------- ------

          Issuer's Telephone Number, Including Area Code: (859)367-3700
         --------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

State issuer's revenues for its most recent fiscal year: $15,235,000

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 26, 2003: $13,748,894

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                           Outstanding at March 26, 2003
---------------------------                       -----------------------------
Common Stock, no par value                                    1,470,722

Transitional Small Disclosure Format:  Yes ___     No  X

                          FIRST SECURITY BANCORP, INC.

Table of Contents

Part I

Item                                                                     Page
1. Description of Business
      General.................................................................3
      Selected Consolidated Financial Data....................................3

2. Description of Property...................................................14

3. Legal Proceedings.........................................................15

4. Submission of Matters to a Vote of Security Holders.......................15

Part II
5. Market for Common Equity and Related Stockholder Matters..................15

6. Management's Discussion and Analysis or Plan of Operation.................16

7. Financial Statements
      Report of Independent Auditors.........................................35
      Consolidated Financial Statements......................................36
      Notes on Consolidated Financial Statements.............................42

8. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure......................................................56

Part III

9. Directors and Executive Officers of the Registrant........................56

10. Executive Compensation...................................................59

11. Security Ownership of Certain Beneficial Owners and Management and
    Related Stockholder Matters..............................................61

12. Certain Relationships and Related Transactions...........................63

Part IV

13. Exhibits, Lists and Reports on Form 8-K63................................63

14. Controls and Procedures..................................................65

15. Principal Accountant Fees and Services...................................65

Signatures...................................................................65

Exhibit Index................................................................68

                                     Part I

Item 1. Description of Business

General

     Substantially all of First Security Bancorp's business activities consist of its ownership of First Security Bank of Lexington, Inc. First Security Bank, as presently constituted, was organized in 1997. First Security Bank actively competes on the local and regional levels with other commercial banks and financial institutions for all types of deposits, loans and the financial and other services which it offers. First Security Bank's general market area consists of Fayette County, Kentucky and the surrounding counties. First Security Bank is subject to competition not only from other banks and savings and loan associations located in the First Security Bank service area, but from a number of financial service entities that are competing for deposits and loans and providing financial management services. These other entities include money market funds, finance companies, investment banking firms, insurance companies, pension funds and large retail organizations. Many of the banks and other financial institutions with which First Security Bank competes have capital and resources substantially in excess of First Security Bank's capital and resources. See "Competition" below.

     First Security Bank is one of 19 commercial banks and thrift institutions with offices located in Fayette County, Kentucky, which is the Bank's primary market area. As of December 31, 2002, the Bank had total assets of $231 million and total deposits of $189 million.

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

     First Security Bank offers convenient banking hours with the main office lobby open from 9:00 a.m. to 5:00 p.m., Monday through Thursday, from 9:00 a.m. to 6:00 p.m. on Friday, and drive through service from 8:00 a.m. to 6:00 p.m. Monday through Friday, and 9:00 a.m. to 12:00 p.m. on Saturday. The branch office lobbies are open from 9:00 a.m. to 4:00 p.m., Monday through Thursday, 9:00 a.m. to 6:00 p.m. on Friday and 9:00 a.m. to 12:00 p.m. on Saturday. Branch office drive-through windows are open from 8:00 a.m. to 6:00 p.m., Monday through Friday and 9:00 a.m. to 12:00 p.m. on Saturday.

Selected Consolidated Financial Data

     The following table sets forth First Security Bancorp's selected historical financial information for 2000, 2001 and 2002. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes found in Item 7 herein. Factors affecting the comparability of certain indicated periods are discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

                      Years Ended December 31,
                  (dollars in thousands, except per share data)
                                  2002              2001               2000

Income Statement Data:

Interest income                  $13,136         $ 12,107            $ 9,568

Interest expense                   6,950            7,539              5,722

Net interest income                6,186            4,568              3,846

Provision for loan losses          1,472              447                425

Securities Gains                     660              311                 --

Gain on sale of loans                511               --                 --

Loss on disposal of premises
 and equipment                        (1)             (95)                --

Other non-interest income            929              437                209

Non-interest expense               5,442            3,684              2,777

Income tax expense                   322               68

Net income                         1,049            1,022                853

   Balance Sheet Data

Total assets                    $231,086         $202,270           $134,459

Total securities                  43,046           32,309             13,240

Loans held for sale                3,390              ---                 --
Allowance for loan losses          2,459            1,538              1,221

Total deposits                   188,955          168,744            115,543

Repurchase agreements and other
 short-term borrowings             8,211           12,957              1,393

FHLB advances                     14,517            2,336              1,049

Total shareholders' equity        18,464           16,827             15,612

Basic earnings per share             .72              .70                .81

Diluted earnings per share           .69              .69                .79

Book Value                         12.68            11.55              11.03

  Performance ratios:

Return on average assets             .47%             .62%               .74%

Return on average equity            5.86             6.06               8.63

Net interest margin                 2.95             2.91               3.48

Efficiency ratio                      66               71                 69

  Asset quality ratios:

Non-performing assets to
 total loans                         3.75%            .52%               .--%

Net loan charge-offs to
 average loans                        .35%            .10                .02

Allowance for loan losses to
 total loans                         1.46            1.01               1.14

  Capital ratios:

Average shareholders' equity to
 average total assets                8.05%           10.15%             8.66%

Leverage ratio                       7.90             8.80             12.04

Tier 1 risk-based capital ratio
                                     9.80            10.17             13.46
Total risk-based capital ratio
                                    11.00            11.08             14.52

  Other key data:

End-of-period full-time equivalent
 employees                             57               40                30
Number of bank offices                  4                4                 3

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

Business Financial Services. First Security Bank offers products and services consistent with the goal of attracting a wide variety of customers, including small- to medium-sized business customers. First Security Bank actively pursues business checking accounts by offering competitive rates, telephone and Internet banking and other convenient services to its business customers. In some cases, First Security Bank requires business customers to maintain minimum balances. First Security Bank has also established relationships with one or more correspondent banks and other independent financial institutions to provide other services requested by customers, including cash management services and loan participation where the requested loan amount exceeds the lending limits imposed by law or by First Security Bank policies.

         Consumer Financial Services. The retail banking strategy of First Security Bank is to offer basic banking products and services that are attractively priced and easily understood by the customer. First Security Bank focuses on making its products and services convenient and readily accessible to the customer. In addition to banking during normal business hours, First Security Bank's products and services are delivered via multiple channels, including extended drive-through hours, ATMs, telephone, Internet, mail, and by personal appointment. First Security Bank has four ATMs at its branch facilities and is a member of an ATM network which has ATMs at convenience stores and/or service stations. First Security Bank also provides debit and credit card services by contracting for such services and also offers safety deposit boxes, night depository, direct deposits, Series EE Savings Bond redemptions, cashier's and travelers checks and letters of credit.

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

         Lending Practices. First Security Bank makes loans to individuals and businesses located within its market area. First Security Bank's loan portfolio consists of commercial loans, residential and commercial mortgage loans and personal loans. First Security Bank's legal lending limits under applicable regulations (based on the legal lending limits of 30% and 20%, respectively, of capital and surplus for secured and unsecured loans, respectively) are currently approximately $5.4 million and $3.6 million, respectively.

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

o
                  local or national economic recession;
o
                  disruption of a business management team through death, removal or resignation;
o
                  disputes with suppliers or governmental regulators; and in o the case of commercial real estate lending, loss of major tenants, environmental liabilities, and casualty risks.

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

     On June 3, 2002, First Security Bank purchased certain assets of First Mortgage Company, Inc. in an effort to expand its penetration of the Central Kentucky residential mortgage loan market. This acquisition has enhanced the Bank's products and service offerings and benefited its customers. The mortgage products and services, now offered through the Bank as First Security Mortgage Company, will be a new source of noninterest income.

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

         In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. First Security Bank underwrites its loans based on such criteria as the amount of the down payment, credit quality and history, employment stability and monthly income. These loans are expected generally to be repaid on a monthly repayment schedule with the payment amount tied to the borrower's periodic income. The generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to First Security Bank's efforts to serve the credit needs of its customer base.

     Although First Security Bank takes a progressive and competitive approach to lending, it stresses high quality in its loans. First Security Bank is subject to written loan policies that contain general lending guidelines and are subject to periodic review and revision by the First Security Bank Board of Directors Loan Policy Committee. These policies address loan administration, documentation, approval and reporting requirements for various types of loans.

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

         Such policies provide that:

o individual officers of First Security Bank have personal lending authority within varied ranges;
o
                  credits in excess of an officer's lending authority but not in excess of $500,000 require the approval of First Security Bank's Chief Executive Officer or the chief Credit Officer; and
o
                  credits in excess of $500,000 require the approval of the First Security Bank Board of Directors Loan Policy Committee.

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

     Investments. First Security Bank first strives to meet the credit needs of its community through making loans. Loan demand takes preference on investable funds up to an acceptable loan-to-deposit ratio, as periodically determined by the board of directors. Loan and investment opportunities are fully explored, and those offering the greatest return considering liquidity risk, and community requirements, will be given priority. First Security Bank's investment policy specifies that the overall portfolio objective is to maximize the long term total rate of return through active management of portfolio holdings, consistent with asset/liability, liquidity, tax equivalent yield, maturity and pledging guidelines. Permissible investments include debt instruments such as U.S. government securities, government sponsored agencies, municipal bonds, banker's acceptances, commercial paper, domestic certificates of deposit which are FDIC insured, mortgage-backed securities and collateralized mortgage obligations, and small business administration ("SBA") pools. Participation in the federal funds market with other depository institutions is permitted. Investment in equity securities is very limited and only done in exceptional circumstances. All investments are made in accordance with investment policy guidelines governing acceptable yields, maturities, investment selection and evaluation, and unsuitable investment practices.

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

         Financial Planning. First Security Bank has made arrangements to offer financial planning, investment and insurance services through a subsidiary under the name First Security Capital Management. First Security Capital Management will offer these services with the support of Consulting Services Support Corporation. The objective of offering these products and services would be to generate fee income and strengthen relationships with First Security Bank customers.

         Trust Services. First Security Bank does not have trust powers, but expects to explore establishing a relationship with a third-party provider for administrative trust services.

Data Management and Other Services
         Rather than expending the large sums required to conduct the data management function directly, First Security Bank has entered into an agreement with BSC, Inc. BSC provides, among other things, on-line facilities, daily financial report preparation, loan and deposit data processing and customer account statement preparation pursuant to an agreement with a remaining term of eleven months. The fees under the BSC contract are currently $10,000 per month.

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

Personnel and Benefits

         The operations of First Security Bank are staffed with sixty-two (62) employees, including eleven (11) part-time employees. The current staffing is categorized as follows:

                                    Management

                                    Chairman, President and Chief
                                    Executive Officer; Executive
                                    Vice-President and Chief Credit
                                    Officer; First Vice-President and
                                    Chief Financial Officer*; Human
                                    Resources Officer; Assistant
                                    Vice-President and Assistant
                                    Controller*; Vice-President and
                                    Retail Sales Manager; Internal
                                    Auditor; Executive Assistant

                                    Retail Operations

                                    Four Branch Managers;
                                    Twenty-Five Tellers/New Accounts Staff;
                                    One Marketing-Business Dev't
                                    Representative; Information Systems Analyst;
                                    Four Operations Officers-Accounting Clerks

                                    Lending

                                    Consumer/Installment/Mortgage Lender
                                    Two Commercial Lenders
                                    New Business Development Officer
                                    Senior Loan Administrator
                                    Six Loan Support Employees

                                    Mortgage Banking

                                    President; Two Loan Originators;
                                    7 Loan Support Employees

        *These two members of Management left during the first quarter 2003.

Management considers employee relations to be good. None of First Security Bank's employees are covered by a collective bargaining agreement.

Competition

         The banking business in the Lexington-Fayette County market area is highly competitive. Competition exists between state and national banks (as well as federal savings banks) for deposits, loans and other banking services. First Security Bank is required to compete with numerous well-established financial institutions with vastly greater financial and human resources than those available to it.

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

         Currently, there are 15 commercial banks operating 86 offices in Fayette County as well as 4 federal savings banks operating five offices, eleven credit unions and several small loan companies. The following table (adapted from information provided in the Federal Deposit Insurance Corporation Summary of Deposits) sets forth information respecting commercial banks with offices in Fayette County, and the deposits (in millions) attributable to such offices, as of June 30, 2002:

                                     June 30, 2002 Deposits   Number of Offices
 Institution

Bank of the Bluegrass and Trust Company         $  103                   1
Bank One, Kentucky, N.A.                         1,045                  14
Central Bank & Trust Co.                           650                  12
Fifth Third Bank, Kentucky, Inc.                   519                   9
First Southern National Bank                        26                   1
National City Bank of Kentucky                     366                  13
Community Trust Bank, N.A.                          49                   4
PNC Bank of Kentucky                               106                   4
Republic Bank and Trust Co.                        132                   4
Vine Street Trust Co.                               78                   3
Whitaker Bank, N.A.                                 95                   7
Traditional Bank of Kentucky, Inc.                  84                   2
Firstar Bank, N.A.                                 112                   6
First Security Bank                                190                   4
Integra Bank, N.A.                                  11                   2
                                                $3,566                  86


                                   Market Area

         First Security Bank concentrates the majority of its marketing efforts in the Lexington-Fayette County area. Fayette County is located in central Kentucky, approximately 75 miles east of Louisville and approximately 85 miles south of Cincinnati.

         Lexington is the center of a seven-county metropolitan area that has experienced rapid growth over the past 15 years. Based upon the most recent information from the U.S. Bureau of Census, the population of Lexington and surrounding Fayette County grew by 15.6% to 261,000 in the 1990's. The state population grew by 9.79% to 4.0 million residents. Unemployment levels in the Lexington Metropolitan Statistical Area (MSA) and Fayette County have remained historically low. November 2002 unemployment rates were 3.2% for the Lexington MSA and 2.9% for Fayette County, compared to 5.3% for the Commonwealth of Kentucky. The U.S. Census Bureau places Fayette County mean household income at $39,800 versus $33,700 for the Commonwealth of Kentucky.

         Lexington is the financial, educational, retail, health care, service, and cultural center of the Bluegrass region in central Kentucky and most of eastern Kentucky. The healthy economy of Lexington and the surrounding counties is due in large part to its diversification of employment opportunities. The MSA's largest employment sector, the services industry, accounts for only 28.5% of total non-agricultural jobs. Most of the remaining employment is dispersed among government, retail trade, manufacturing, and construction. Because of the diverse opportunities, Lexington's unemployment rate (currently at 3.2%) is typically lower than the rest of the nation. The University of Kentucky, Toyota, and Lexmark International are among the area's largest employers. Other employment opportunities include equine-related businesses, health care, tobacco, retail and services. The following is a list of 15 of the larger employers in the Lexington MSA:

                         Major Employers - Lexington MSA

                                Company Employees
                         University of Kentucky 10,658
                         Toyota Motor Mfg. USA 7,900
                         Fayette Co. Public Schools 4,906
                         Lexmark International 4,000
                         University of Ky. Hospital 3,100
                         Lex.-Fayette Urban Co.Gov't 2,597
                         Central Baptist Hospital 2,400
                         St. Joseph Hospital 2,000
                         Kentucky Utilities 1,780
                         Eastern Ky. University 1,750
                         Johnson Controls 1,500
                         The Trane Co. 1,500
                         OSRAM Sylvania 1,355
                         Dillards 1,350
                         Veterans Medical Center 1,300

Regulation and Supervision

         As a bank holding company, First Security Bancorp is regulated under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act limits the business of bank holding companies to banking, managing or controlling banks and other subsidiaries authorized under the Act, performing certain servicing activities for subsidiaries and engaging in such other activities as the Board of Governors of the Federal Reserve System ("Federal Reserve Board") may determine to be closely related to banking. First Security Bancorp is registered with and is subject to regulation by the Federal Reserve Board. Among other things, applicable statutes and regulations require First Security Bancorp to file an annual report and such additional information as the Federal Reserve Board may require pursuant to the Act and the regulations which implement the Act. The Federal Reserve Board also conducts examinations of First Security Bancorp.

         The Act provides that a bank holding company must obtain the prior approval of the Federal Reserve Board to acquire more than 5 percent of the voting stock or substantially all the assets of any bank or bank holding company. First Security Bancorp currently has no formal agreement or commitments for any such transaction. However, First Security Bancorp evaluates opportunities to invest in or acquire other banks or bank holding companies as they arise and may engage in these transactions in the future. The Act also provides that, with certain exceptions, a bank holding company may not (i) engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries, or (ii) own or control more than 5 percent of the voting shares of any company that is not a bank, including any foreign company.

         A bank holding company is permitted, however, to acquire shares of any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board's regulations state specific activities that are permissible under that exception. First Security Bancorp does not currently have any agreements or commitments to engage in any nonbanking activities apart from investment advisory services.

         In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities, the Federal Reserve Board considers whether any such activity by an affiliate of the holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh any possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal Reserve Board has cease-and-desist powers over parent holding companies and nonbanking subsidiaries if their actions constitute a serious threat to the safety, soundness, or stability of a subsidiary bank.

         A bank holding company may also acquire shares of a company which furnishes or performs services for a bank holding company and acquire shares of the kinds and in the amounts eligible for investment by national banking associations. In addition, the Federal Reserve Act restricts First Security Bank's extension of credit to First Security Bancorp.

         On November 12, 1999, Congress enacted the Gramm-Leach-Bliley Act (previously known as the Financial Services Modernization Act of 1999). The Gramm-Leach-Bliley Act permits bank holding companies to qualify as "financial holding companies" that may engage in a broad range of financial activities, including underwriting, dealing in and making a market in securities; insurance underwriting and agency activities; and merchant banking. The Federal Reserve Board is authorized to expand the list of permissible financial activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in nearly all of the activities permitted for financial holding companies. First Security Bancorp has not elected the status of financial holding company.

         The Gramm-Leach-Bliley Act also imposes significant new financial obligations and reporting requirements on banks as well as on other financial institutions. Among other things, financial institutions are required to (a) establish privacy policies and disclose them to customers both at the time of establishing the customer relationship and on an annual basis, and (b) permit customers to opt out of the financial institution's disclosure of customer nonpublic personal information to third parties that are not affiliated with the financial institution.

         As a state chartered commercial bank, First Security Bank is subject to examination, supervision and extensive regulation by the FDIC and the Kentucky Department of Financial Institutions (the "DFI"). First Security Bank is a member of and owns stock in the Federal Home Loan Bank ("FHLB") of Cincinnati. The FHLB institution located in Cincinnati is one of the twelve regional banks in the FHLB system. First Security Bank is also subject to regulation by the Federal Reserve Board, which governs reserves to be maintained against deposits and regulates certain other matters. The extensive system of banking laws and regulations to which First Security Bancorp is subject is intended primarily for the protection of their customers and depositors, and not First Security Bancorp shareholders.

         The FDIC and the DFI s regularly examine First Security Bank and prepare a report for the consideration of the First Security Bank's Board of Directors on any deficiencies that it may find in its operations. The relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the form and content of First Security Bank's mortgage documents and communication of loan and deposit rates to both existing and prospective customers.

         The FDIC has extensive authority over the operations of all insured commercial banks. As part of this authority, First Security Bank is required to file periodic reports with the FDIC and the DFI and is subject to periodic examinations by both agencies. In the course of these examinations, the examiners may require First Security Bank to provide for higher general loan loss reserves. Financial institutions in various regions of the United States have been called upon by examiners to write down assets to their fair market values and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

         The investment and lending authority of a state-chartered bank is prescribed by federal laws and regulations, and such banks are prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all state chartered banks.

Federal Regulations

         Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (20% of First Security Bank's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit to all insiders cannot exceed the institution's unimpaired capital and surplus. At December 31, 2002 First Security Bank was in compliance with the above restrictions.

Safety and Soundness.

         The Federal Deposit Insurance Act (" FDIA"), as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to the internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest-rate-risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies may deem appropriate. The federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

         If an insured depository institution or its holding company fails to meet any of the standards promulgated by regulation, then such institution or company will be required to submit a plan within 30 days to the FDIC specifying the steps it will take to correct the deficiency. In the event that an institution or company fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the agency, Section 39 of the FDIA provides that the FDIC must order the institution or company to correct the deficiency and may (1) restrict asset growth; (2) require the institution or company to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution or company may pay; or (4) take any other action that would better carry out the purpose of prompt corrective actions.

         The FDIC generally is authorized to take enforcement action against a financial institution that fails to meet its capital requirements; such action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease and desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, an institution that fails to meet its capital requirements is prohibited from paying any dividends. Except under certain circumstances, further disclosure of final enforcement action by the FDIC is required.

     Under Section 38 of the FDIA, as amended by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately-capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% ( 3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier II average capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2002, First Security Bancorp and First Security Bank were deemed well-capitalized for purposes of the above regulations.

Federal Home Loan Bank System.

         First Security Bank is a member of the FHLB of Cincinnati. The FHLB of Cincinnati is one of the 12 regional FHLB's that, prior to the enactment of FIRREA, were regulated by the Federal Home Loan Bank Board (FHLBB). FIRREA separated the home financing credit function of the FHLB's from the regulatory functions of the FHLB's regarding savings institutions and their insured deposits by transferring oversight over the FHLB's from the FHLBB to a new federal agency, the Federal Home Financing Board ("FHFB").

     As a member of the FHLB Banking system, First Security Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of one percent of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2002, First Security Bank had $742,000 in FHLB stock which was in compliance with this requirement. In past years, First Security Bank has received dividends on its FHLB stock.

         Certain provisions of FIRREA require all 12 FHLB's to provide financial assistance for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

         Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 2002, First Security Bank had $14.5 million in advances from the FHLB.

Accounting.

     An  FDIC  policy   statement   applicable   to  all  banks   clarifies  and
re-emphasizes that the investment activities of a bank must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with accounting principles generally accepted in the United States of America. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held to maturity, available for sale or available for trading) with appropriate documentation. First Security Bank is in compliance with these amended rules.

Insurance of Accounts.

         First Security Bank's deposits are insured up to $100,000 per insured member (as defined by law and regulation). Deposits of First Security Bank are insured by the Bank Insurance Fund ("BIF"). This insurance is backed by the full faith and credit of the United States Government. The BIF is administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by BIF insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to either fund. The FDIC also has the authority to initiate enforcement actions against financial institutions. The annual assessment for deposit insurance is based on a risk-related premium system. Each insured institution is assigned to one of three capital groups: well capitalized, adequately capitalized or under capitalized. Within each capital group, institutions are assigned to one of three subgroups (A, B, or C) on the basis of supervisory evaluations by the institution's primary federal supervisor and if applicable, state supervisor. Assignment to one of the three capital groups, coupled with assignment to one of three supervisory subgroups, will determine which of the nine risk classifications is appropriate for an institution. Institutions are assessed insurance rates based on their assigned risk classifications. The well capitalized, subgroup "A" category institutions are assessed the lowest insurance rate, while institutions assigned to the under capitalized subgroup "C" category are assessed the highest insurance rate. As of December 31, 2002 First Security Bank was assigned to the well-capitalized, subgroup "A" category and paid an annual insurance rate of 1.7 cents per $100 of deposits.

         The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. The FDIC also may suspend deposit insurance temporarily for any financial institution during the hearing process for the permanent termination of insurance, if First Security Bank has no tangible capital. If insurance of accounts is terminated, the insured accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

         The FDIC has passed regulations, under the FDIA, that generally prohibit payments to directors, officers and employees contingent upon termination of their affiliation with an FDIC-insured institution or its holding company (i.e., "golden parachute payments") if the payment is received after or in contemplation of, among other things, insolvency, a determination that the institution or holding company is in "troubled condition", or the assignment of a composite examination rating of "4" or "5" for the institution. Certain types of employee benefit plans are not subject to the prohibition. The regulations, which are not currently applicable to First Security Bancorp, would also generally prohibit certain indemnification payments regarding any administrative proceeding instituted against a person that results in a final order pursuant to which the person is assessed civil money penalties or subjected to other enforcement action. The Company has no such agreements with any directors or employees.

         The Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Cash on hand or on deposit with the Federal Reserve Bank of $2.1 million and $1.2 million was required to meet regulatory reserve and clearing requirements at year-end 2002 and 2001. These balances do not earn interest.

         Banks are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

Federal Taxation.

         For federal income tax purposes, First Security Bancorp and its subsidiaries file a consolidated federal income tax return on a calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

         The Company and its subsidiaries are subject to the rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "Code").

         First Security Bancorp is subject to the corporate alternative minimum tax which is imposed to the extent it exceeds First Security Bancorp's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20 percent of a specially computed tax base. Included in this base will be a number of preference items, including the following: (i) 100 percent of the excess of a financial institution's bad debt deduction over the amount that would have been allowable on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) for years beginning in 1988 and 1989 an amount equal to one-half of the amount by which a institution's "book income" (as specially defined) exceeds its taxable income with certain adjustments, including the addition of preference items (for taxable years commencing after 1989 this adjustment item is replaced with a new preference item relating to "adjusted current earnings" as specially computed). In addition, for purposes of the new alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90 percent of alternative minimum taxable income.

First Security Bancorp has not been audited by the Internal Revenue Service.

Item 2.  Description of Property

         In September, 2001, First Security moved its downtown offices to 318-320 East Main Street. The new main office facility was purchased in December 2000 at an initial cost of $3.5 million, and an additional investment of $1.2 million was incurred for capital improvements. The new location offers drive-through service and an ATM, not found in the former main office facility. The building features innovative interior design and technological advancements.

         First Security Bank has three branch offices located at 2100 Southview Drive, 3616 Walden Drive, and 3750 Palomar Centre Drive, all in Lexington. The Southview Drive and Palomar Centre Drive facilities have been leased, as is the land for the other two branch locations.

         First Security Bank's Southview Drive branch office was leased for an initial term of five years (beginning November 1, 1997). In November 2002 First Security Bank exercised an option to extend said lease an additional five years. First Security Bank has the option to extend said lease for two additional terms of five years each. During the initial term of this lease, First Security Bank was obligated to make annual rental payments of $46,000. Beginning in November 2002 the annual rental payments increased to $51,000. This rental obligation would increase in any lease extension period based upon increases in the consumer price index.

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

         The Palomar Centre Drive office is leased for an initial term of twenty years, with First Security Bank holding an option to extend the lease for one additional term of twenty years. Under this lease First Security will pay annual rents of $67,200 during the initial twenty one month period, with bi-annual adjustments of $2,400 until the end of the lease.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

     The common shares of First Security Bancorp trade on the Over-the-counter Bulleton Board quotation service under under the symbol "FSLK". Trading volume in common stock is considered light and the stock is thinly traded. As of December 31, 2002, there were 1,456,250 shares of common stock outstanding and beneficially held by approximately 530 shareholders.

         The following represents the reported prices (as well as the total trading volume) for which shares of First Security Bancorp common stock have been exchanged during the past two years:

                                         Per Share         No of Shares Traded
                                                               During Period
                                      High      Low

2001    1st Quarter                  17.00     14.00              14,300
        2nd Quarter                  16.50     14.25                1900
        3rd Quarter                  17.00     15.00               8,100
        4th Quarter                  16.00     15.00               9,100

2002    1st Quarter                  16.25     16.00               6,700
        2nd Quarter                  23.00     16.00               2,900
        3rd Quarter                  23.00     20.25              12,300
        4th Quarter                  23.00     20.55              46,100

         These price quotations are derived from data furnished by the National Association of Securities Dealers and, accordingly, the accuracy or reliability of such price quotations cannot be guaranteed. Some trades may occur which are not reported by the NASD. Since there is no established public trading market for First Security Bancorp, inc. stock, there can be no assurance that the price information set forth above is representative of prices which could be obtained from sales of First Security Bancorp common stock in established open market transactions.

Item 6. Management's Discussion and Analysis or Plan of Operation

                Management's Discussion and Analysis OF FINANCIAL
                         CONDITION or Plan of Operation

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

         The data presented in the following pages should be read in conjunction with the audited Consolidated Financial Statements on pages 34 to 62 of this Annual Report on Form 10-K.

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

Results of Operations

         The operating results of First Security Bancorp substantially depend on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits. Net income is also affected by the amount of the provision for loan loss and other income and operating expenses.

         Net income for 2002 increased to $1,049,000 as compared to $1,022,000 for the year ended 2001. Return on Average Equity was 5.86% for 2002 versus 6.06% for 2001. Return on Average Assets was .47% versus .62% for the same periods, respectively. Earning assets increased from $188.1 million as of December 31, 2001 to $216.2 million as of December 31, 2002. Funding the earning asset growth were deposit increases of $20.2 million, from $168.7 million as of December 31, 2001 to $188.9 million as of December 31, 2002, and increases in advances from the FHLB of $12.2 million from $2.3 million to $14.5 million, for the same period, respectively. First Security Bancorp's provisions for federal income taxes increased $254,000, from $68,000 in 2001 to $322,000 in 2002.

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

         On June 3, 2002, First Security Bank purchased certain assets of First Mortgage Company, Inc. in an effort to expand its penetration of the Central Kentucky residential mortgage loan market. The operations were assumed by First Security Bank and are promoted and conducted as a division of First Security Bank under the name "First Security Mortgage Company", the purpose of which is to originate mortgage loans for sale into the secondary market. The acquisition agreement included a purchase price of up to $476,000, $69,000 of which was paid at closing. The remainder of the purchase price is payable contingent upon the division's earnings over the next four years. The acquisition also included a four-year employment agreement with First Security Mortgage's shareholder and president at a salary level similar to that of other executives of First Security Bank. This acquisition has enhanced First Security Bank's products and service offerings and benefited its customers. The acquisition is a new source of non-interest income for First Security Bank.

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

         Net interest income increased from $4.6 million in 2001 to $6.2 million in 2002. The net interest spread increased from 2.30% to 2.55%, and the net interest margin increased from 2.91% to 2.95%, from 2001 to 2002. The increase in net interest income primarily was a result of a decline in the cost of funding deposits and to a lesser extent, increases in the volume of interest-earning assets more than in the volume of interest-bearing liabilities. The increase in net interest margin was caused by the repricing of rate sensitive liabilities (precipitated by the decline in the general level of interest rates) at a faster rate than rate sensitive assets which had already repriced. In order to improve net interest margin, First Security Bank deployed available funding by investing in mortgage-backed securities and federally tax-exempt bonds. In addition, First Security Bank adjusted its loan pricing strategies and implemented features such as interest rate floors.

         The following table provides detailed information about average balances, interest income/expense, and rates by major balance sheet category:

                        AVERAGE BALANCE SHEETS AND RATES
                              Years ended December 31
                              (dollars in thousands)
                                      2002                                 2001                                 2000

                                Average              Average        Average               Average     Average               Average
                                Balance    Interest     Rate        Balance     Interest      Rate     Balance    Interest    Rate
ASSETS
Interest-earning assets:

Securities (1)                 $ 46,506    $  2,002     4.30 %     $ 21,950     $ 1,256      5.72 %    $  6,918    $   432    6.24 %
Loans (2)
Commercial                       45,692       2,692     5.89         35,058       2,751      7.85        29,532      2,752    9.32
Real estate commercial           79,121       5,802     7.33         66,543       5,440      8.18        45,429      3,964    8.73
Real estate residential (3)      22,286       1,630     7.31         15,846       1,465      9.25         9,938        907    9.13
Consumer                         14,415         978     6.78         11,743         962      8.19         9,694        939    9.69
   TOTAL                       $161,514    $ 11,102     6.87       $129,190     $10,618      8.22      $ 94,593    $ 8,562    9.05
Federal funds sold               1,748           32     1.83          5,598         233      4.16         8,946        574    6.42
Total interest-earning
   assets                       209,768       13,136    6.26        156,738      12,107      7.72       110,457      9,568    8.66
Allowance for loan losses        (1,678)                             (1,401)                             (1,014)
Noninterest-earning assets:
Premises and equipment            7,905                               6,151                               1,304
Cash and due from banks           4,301                               3,129                               2,512
Interest receivable and
   other assets                   2,109                               1,352                                 847
Total Assets                   $222,405                            $165,969                            $114,106

                                           2002                                  2001                                2000
                                Average              Average        Average               Average       Average              Average
                                Balance    Interest     Rate        Balance     Interest      Rate       Balance    Interest   Rate
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing
liabilities:
Deposits
Interest-bearing demand
   deposits                    $ 20,926     $   282     1.35 %     $ 15,107     $   409      2.71 %    $ 16,217     $   721   4.45 %
Savings deposits                 21,455         412     1.92         14,805         528      3.57         9,754         507   5.20
Time deposits                   125,897       5,718     4.54        101,141       6,313      6.24        69,650       4,407   6.33
Total interest-bearing
   deposits                     168,278       6,412     3.81        131,053       7,250      5.53        95,621       5,635   5.89
Short-term borrowings             9,180         138     1.50          6,860         209      3.05         1,190          78   6.55
FHLB advances                    10,060         400     3.98          1,182          80      6.77           134           9   6.71
Total interest-bearing
   liabilities                  187,518       6,950     3.71        139,095       7,539      5.42        96,945       5,722   5.90
Noninterest-bearing liabilities:
Noninterest-bearing
   demand deposits               15,930                               8,997                               6,615
Interest payable and other
   liabilities                    1,053                               1,026                                 661
Stockholders' equity             17,904                              16,851                               9,885
Total Liabilities and
   Stockholders' Equity        $222,405                            $165,969                            $114,106
Net interest income and
   interest rate spread                   $  6,186      2.55 %                  $  4,568      2.30 %                $  3,846  2.76 %
Net interest rate margin                                2.95 %                                2.91 %                          3.48 %

(1) State and municipal securities are not shown on a tax-equivalent basis.
(2) Non-accrual loans (if any) are included in average loan balances and loan fees received are included in interest income.
      Loan fees were $816,000, $615,000 and $428,000 in 2002, 2001 and 2000, respectively.
(3) Includes loans held for sale.

The following table depicts the dollar effect of volume and rate changes on First Security Bancorp from December 31, 2001 to December 31, 2002. Changes not specifically attributable to volume or rate were allocated proportionately between rate and volume using absolute values of each for a basis for the allocation:

                              VOLUME/RATE ANALYSIS
                           Increase (Decrease) Due to
                                 (in thousands)
                                         2002

                                              2002 Compared to 2001                      2001 Compared to 2000

December 31,                          Volume          Rate          Total         Volume         Rate           Total
Interest income

     Securities                       $ 1,120           $ (374)        $ 746       $ 863            $ (39)         $ 824

     Loans (1)                          2,394           (1,910)          484       2,901             (845)         2,056

     Federal funds sold                  (111)             (90)         (201)       (176)            (165)          (341)

     Total interest income               3,403          (2,374)        1,029        3,588          (1,049)         2,539

Interest expense

     Interest-bearing demand deposits       123           (250)         (127)         (46)           (266)          (312)

     Savings deposits                       183           (299)         (116)          211           (190)            21

     Time deposits                        1,346         (1,941)         (595)        1,966            (60)         1,906

     Short-term borrowings                   56           (127)          (71)          193            (62)           131

     FHLB advances                          366            (46)          320            71            ---             71

     Total interest expense              2,074          (2,663)         (589)        2,395           (578)        1,817

Net interest income                    $ 1,329          $ 289       $ 1,618        $ 1,193         $ (471)        $ 722

(1) Includes loans held for sale

Non-interest Income and Expense

     Non-interest income increased $1.4 million from $653,000 in 2001 to $2.1 million in 2002. Components of non-interest income include service charges and fees on deposit accounts, securities gains, gains and losses on the sale of loans and other fees. The primary increases in non-interest income were the result of service charges and fees on deposit accounts, gains on the sales of securities and gains on the sale of loans. Service charges and fees on deposits increased $504,000 from $284,000 for the year ending 2001 to $788,000 for the year ending December 31, 2002. The increase in fees resulted from the introduction of a new checking product and growth in time deposit accounts. Gains on the sale of securities were $660,000 for the year ended December 31, 2002, up from $311,000 in 2001. Securities gains were taken on investments sold, with the proceeds subsequently reinvested. Securities gains were incurred as a result of the repositioning of the investment portfolio effected in order to reduce interest rate risk and for tax planning. Gains of this nature are infrequent and irregular in amount, and are not anticipated to regularly increase earnings in significant amounts going forward. Gains on the sale of loans were $511,000 for the year ended December 31, 2002. This is a new source of revenue for First Security Bank, resulting from the acquisition and continued operations of First Mortgage Company, Inc. Management anticipates that this revenue source will grow going forward, fluctuating with cycles experienced in the secondary mortgage market caused by changes in interest rates.

     Total non-interest expense increased $1.7 million from $3.7 million in 2001 to $5.4 million in 2002. The primary causes of the increase in non-interest expense were increases in salaries and benefits and occupancy and equipment costs.

     Salaries and benefits were $1.9 million in 2001, increasing $800,000 to $2.7 million in 2002. The number of full-time equivalent employees increased from 40 at December 31, 2001 to 57 at December 31, 2002. Staffing levels increased as a result of the continued expansion of customer services of First Security Bank and the acquisition of First Mortgage Company, Inc.

     Occupancy and equipment expenses (net of rental income of $52,000 in 2002 and $105,000 in 2001) increased $391,000 to $953,000 in 2002 from $562,000 in
2001. The increase resulted primarily from operating costs associated with First Security Bank's fourth branch office (opened in the fourth quarter of 2001), the new main office facility and costs associated with the acquisitions and operations of First Mortgage Company, Inc.

     Advertising expense increased by $5,000 from $162,000 in 2001 to $167,000 in 2002. Additional advertising expense was incurred in connection with the opening of the fourth branch office and the acquisition and operations of First Mortgage Company, Inc. Data processing expenses increased $18,000 from $197,000 in 2001 to $215,000 in 2002. The increased data processing expenses resulted primarily from increases in deposit and loan volume, and the introduction of new products and services. Professional fees increased $66,000 from $151,000 in 2001 to $217,000 in 2002. The primary reason for the increase were professional fees incurred in connection with the acquisition of First Mortgage Company, Inc.

     In the third quarter of 2001, First Security Bancorp began recording federal income tax expense, which for the year ended December 31, 2002 was $322,000. Income tax expense was not previously recorded due to both historical losses and concern about First Security Bancorp's ability to utilize certain deferred tax assets. Going forward, income tax expense will continue to be recorded at approximately 34% of taxable pre-tax income. See Note 9 to the Consolidated Financial Statements found under Item 7 herein.

Financial Condition

     Total assets increased 14.2% from $202.3 million at December 31, 2001 to $231.1 million at December 31, 2002. The increase is primarily a result of a 9.3% increase in net loans from $150.9 million to $165.0 million and a 33% increase in securities available for sale from $32.3 million to $43.0 million. The growth in assets was funded by a 12.0% growth in deposits from $168.7 million at December 31, 2001 to $189.0 million at December 31, 2002. Additionally, the asset growth was funded through an increase in advances from the FHLB, which increased from $2.3 million at December 31, 2001 to $14.5 million at December 31, 2002.

Loans

     Net loans increased $14.1 million or 9.3% from December 31, 2001 to December 31, 2002. The majority of the increase in 2002 was in commercial loans, commercial real estate loans and construction loans. As of December 31, 2002 and 2001, approximately 79% of First Security Bank's loan portfolio was in loans to commercial businesses and commercial real estate borrowers.

     First Security Bank anticipates attracting new commercial and commercial real estate borrowers, but desires increased penetration in the consumer loan market and believes that planned additional locations will build new consumer relationships. Loans within the consumer sector of the portfolio increased $1.3 million from $33.3 million in 2001 to $34.6 million in 2002, or 3.9%. The loan portfolio is primarily to customers within the Fayette County area.

     Approximately 96% of First Security Bank's loans mature or reprice within five years or less. Residential (1-4 family) real estate loans held in the First Security Bank portfolio typically amortize up to thirty years, but mature or reprice in five years or less. The acquisition of First Mortgage Company, Inc. has provided a new venue for mortgage products, and has enhanced the Bank's presence in the Lexington market. See Note 1 to the Consolidated Financial Statements under Item 7 herein.

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

     While there is no assurance that First Security Bank will not suffer losses on its commercial loans or its commercial real estate loans, First Security Bank has attempted to reduce the risks associated with these loans by lending to owner-occupied projects where the borrower has demonstrated that its business will generate sufficient cash flow to repay the loan. As a result, First Security Bank primarily enters into agreements with individuals who are familiar to its personnel, are residents of its primary market area, and are believed to be creditworthy.

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

                                 LOANS
December 31,
(in thousands                   2002            2001            2000

Commercial                  $  48,159      $  41,309        $ 31,257
Real Estate - Commercial       84,689         77,838          53,058
Real Estate - Residential      17,871         19,749          11,663
Consumer                       16,739         13,526          11,120
Total                       $ 167,458       $152,422        $107,098

                        SELECTED LOAN DISTRIBUTION
                         As of December 31, 2002
                              (in thousands)

                                                        One Year
                                        One Year     Through Five    Over Five
                                Total    or Less         Years          Years

Fixed rate maturities           $101,764  $24,210       $68,859       $ 8,695
Variable rate
repricing frequency               65,694   64,448         1,246            --
Total                           $167,458   88,658        70,105       $ 8,695

Allowance for Loan Losses and Asset Quality

     During 2002, the allowance for loan loss increased $921,000 from $1.5 million in 2001 to $2.5 million in 2002. The increase in the allowance was a result of the increase in the provision for loan losses, which increased $1.0 million from $447,000 in 2001 to $1.5 million in 2002. The increase in the provision for loan losses resulted principally from an increase in the level of nonperforming loans and a related increase in net charge-offs, a development tied in part to a growth in the level of outstanding loans, and to a decline in the national and local economy. The net charge-offs for the year ended December 31, 2002 were $551,000 compared to $130,000 for the year ended December 31, 2001. The level of charge-offs was significantly impacted by a charge-off involving two borrowers in the amounts of $335,000 and $100,000.

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

     During the second half of 2002 and in an effort to improve its collection process and loan review, First Security Bank hired a new Chief Credit Officer, a Credit Manager and an independent consultant to perform reviews of loans. As a result of this increased attention and increased effort to analyze credit risk and collateral, a few loans have received a downgrade on their risk ratings. These downgrades have led to additional loan losses being accrued. Management believes this process has been effective and that no further provisions for loan losses related to these loans are necessary based on information currently available.

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

     Management believes the allowance for loan losses at December 31, 2002 was adequate. Although First Security Bank believes it uses the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance. The table below illustrates how the allowance for loan losses has been allocated to the types of loans in the portfolio:

              MANAGEMENT'S ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
December 31,                    2002                                      2001                               2000

(dollars in thousands)                      Percent of                          Percent of                        Percent of
                                             Loans to                           Loans to                          Loans to
                        Allowance          Total Loans      Allowance           Total Loans       Allowance       Total Loans


Commercial                $ 1,509               28.7 %           $ 639             27.1 %           $ 514            29.2 %

Real Estate -
   Commercial                 576               50.6               561             51.1               364            49.5

Real Estate -
   Residential                125               10.7               138             13.0                85            10.9

Consumer                      249               10.0               200              8.8               258            10.4

Total                     $ 2,459              100.0 %         $ 1,538            100.0 %         $ 1,221           100.0  %

     The recorded values of loans actually removed from the balance sheet are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, are referred to as net loan charge-offs. First Security Bank's policy is to charge-off a loan when, in the opinion of management, the loan is deemed uncollectible, although concerted efforts are made to maximize recovery.

The following table sets forth loan charge-offs and recoveries:

                        SUMMARY OF LOAN LOSS EXPERIENCE

Years ended December 31,            2002              2001                2000
(dollars in thousands)
Balance at beginning of period   $ 1,538           $ 1,221               $ 819

Charge-offs

     Commercial                     (472)              (77)                (23)

     Real Estate                     ---               (32)                ---

     Consumer                        (89)              (21)                ---

Total                               (561)             (130)                (23)

Recoveries

     Commercial                      ---                ---                ---

     Real Estate                       7                ---                ---

     Consumer                          3                ---                ---

Total                                 10                ---                ---

Net Charge-offs                     (551)              (130)               (23)

Provisions for loan losses         1,472                447                425

Balance at end of period         $ 2,459            $ 1,538            $ 1,221

Loans at end of period         $ 167,458          $ 152,422          $ 107,098

Average Loans (1)              $ 159,625          $ 129,190           $ 94,593

Ratios:

     Allowance for loan losses
     to total loans                 1.46%             1.01%              1.14%

Net loan charge-offs to average
     loans for the period           0.35%             0.10%              0.02%

(1) Excluding loans held for sale


     The level of non-performing loans is an important element in assessing asset quality and the relevant risk in First Security Bank's credit portfolio. Non-performing loans include non-accrual loans, loans delinquent 90 days or more, and restructured loans. Loans are classified as non-accrual when management believes that collection of interest is doubtful, but for which principal is considered collectible. A loan is defined as impaired when full payment under the loan terms is not expected. Impaired loans also include troubled debt restructuring. Impairment is evaluated on an aggregate basis for smaller balance loans of similar nature such as residential mortgage and consumer loans, and on an individual basis for larger balance commercial loans. First Security Bank's policy is to charge-off all or a portion of an impaired loan upon a determination that it is probable the full amount will not be collected. As of December 31, 2002, nonperforming assets totaled $6.3 million as compared to $793,000 as of December 31, 2001. Nonperforming assets as a percentage of total loans was 3.75% at December 31, 2002 as compared to 0.52% at December 31, 2001. The increase was due to an overall decline in the economy, the seasoning of the loan portfolio (prior to 2002, First Security Bank's nonperforming assets were minimal due in large part to the portfolio at the time consisting of more newly originated loans than in 2002 - First Security Bank commenced operation in November 1997), and commercial loans to a financially troubled franchise restaurant operator. These loans totaled approximately $2.9 million and are considered to be a troubled debt restructuring. The loans were restructured effective December 31, 2002 and First Security Bank gained additional security in the form of cash, liens on business assets and certain franchise rights and mortgages. Also included in non-performing assets , although becoming current in the first quarter of 2003, is an unrelated non-accrual commercial real estate loan in the amount of $518,000. Should this loan remain current, it will be removed from non-accrual status. Management continues to emphasize evaluation of loan portfolio risks and will pursue all available means of collection.

                        NON-PERFORMING ASSETS
December 31,                              2002           2001             2000
(dollars in thousands)

Restructured loans                     $ 2,882          $ ---            $ ---
Loans on non-accrual status              1,867            470              ---
Loans past due 90 days or more           1,218            319                2
     Total non-performing loans          5,967            789                2
Other real estate owned and
   repossessed assets                      307              4              ---
Total non-performing assets            $ 6,274          $ 793              $ 2
Non-performing
   loans to total loans                   3.56%          0.52%             ---%
Non-performing
   assets to total loans                  3.75%          0.52%             ---%

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

     Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements.

     Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. The contractual amount of financial instruments with off-balance-sheet risk at year-end was as follows:

                                                            Greater than         Greater than
                                              Less than    one year to 3         3 years to 5      More than 5
                                    Total      one year         years             years            years
                                                         (dollars in thousands)

Commitments to make
   loans                          $ 22,270      $22,270          -                     -                -
Unused lines of credit              19,189        5,873        243                 1,828            11,275
Standby letters of credit            1,103        1,103          -                     -                -

Investment Securities

     Through all the reported periods, First Security Bank's investment portfolio consisted primarily of mortgage backed securities and state and municipal bonds. Securities increased from $32.3 million as of December 31, 2001, to $43.0 million as of December 31, 2002. The increases in investment securities were to redeploy excess liquidity into investment securities in order to attain higher yields, the majority of which are not subject to federal income tax. The weighted average tax equivalent yield of the portfolio decreased from 5.70% at December 31, 2001 to 4.12% at December 31, 2002. The weighted average maturity of First Security Bank's investment portfolio, which takes into consideration anticipated calls and prepayments, decreased from 7.1 years at December 31, 2001 to 3.9 years at December 31, 2002. Securities purchased during 2002 were at lower yields due to the decline in the overall interest rates.

                            INVESTMENT PORTFOLIO

December 31,                                  2002          2001           2000
(in thousands)
Investment securities available for sale

U.S. Treasury and U.S. Government
   Agencies                                $ 1,017         $ 503        $10,945

Mortgage-backed                             27,778        18,873          2,295

State and Municipal                         14,251        12,933           ---

Total available for sale securities        $43,046       $32,309       $13,240

                              Contractual Maturity
                             As of December 31, 2002
                             (dollars in thousands)

                                            Amortized             Tax Equivalent
                                            Cost      Fair Value      Yield
Investment securities available for sale

U.S. Treasury and U.S. Government
   Agencies

Over one year through five years           $ 1,009     $ 1,017           3.09 %

     Total                                   1,009       1,017           3.09

Mortgage-backed

Over one year through five years               332         337           3.06

Over five years through ten years            2,041       2,052           4.03

Over 10 years                               25,209      25,389           3.42
                                            ------      ------
     Total                                  27,582      27,778           3.46

State and Municipal

Over one year through five years             1,748       2,055           4.08

Over five years through ten years            5,788       5,835           5.20

Over 10 years                                6,538       6,361           6.08
                                            ------      ------
     Total                                  14,072      14,251           5.48
                                            ======      ======
Total available for sale securities        $42,663     $43,046           4.12 %
                                            ======      ======
     Unrealized losses and unrealized gains on available for sale securities are a result of changes in the general level of interest rates since the securities were purchased, and are accordingly due to market risk rather than credit risk. Through the reported periods, all of the securities comprising the investment portfolio were classified as "available for sale", which requires these securities to be carried at fair value. Unrealized gains and losses are included as a separate component of equity net of tax. Gains or losses on securities are realized in the income statement only when securities are sold or called, or when the unrealized loss is other than temporary. Investment transactions resulting in an actual loss of principal could occur if liquidity needs dictate the sale, at a loss, of one or more of the securities, or if other alternatives for funding new loans are either unavailable, or more costly.

     As of December 31, 2001, the unrealized loss in the fair value of First Security Bank's securities portfolio was $495,000. As of December 31, 2002, the portfolio fair value reflected an unrealized gain of $385,000. The change in the fair value of the portfolio was impacted by changes in the general level of interest rates as discussed above, and changes in the composition of the portfolio resulting from sales and purchase activity.

Deposits and Other Borrowings

     First Security Bank's deposit base provides the major funding source for earning assets. The following table illustrates that First Security Bank has experienced deposit growth across all categories. First Security Bank operates in a highly competitive market for deposits. As is often the case with newly chartered banks, in order to attract depositors, First Security Bank has at times paid above market rates on a portion of transaction deposit accounts, savings deposits and time deposits.

                                               DEPOSITS
December 31,                               2002          2001           2000
(in thousands)

Interest-bearing demand deposits        $ 17,601     $ 18,886        $ 15,028

Savings deposits                          22,889       17,113          12,784

Time deposits                             77,732       75,672          57,707

Time deposits $100,000 and over           50,255       44,498          21,750

     Total interest-bearing deposits     168,477      156,169         107,269

     Total noninterest-bearing deposits   20,478       12,575           8,274

     Total                             $ 188,955    $ 168,744       $ 115,543


                  MATURITIES OF TIME DEPOSITS $100,000 AND OVER
                                 December 31, 2002
                                   (in thousands)

                        0 - 3 months           $ 10,412

                        3 - 12 months            22,507

                        1 - 3 years              13,991

                        3 years and over          3,345

                        Total                  $ 50,255
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

     First  Security Bank has  established a limited  number of  alternative  or secondary sources to provide additional liquidity and funding sources when needed to support lending activity or other liquidity needs. These alternative funding sources currently include unsecured federal funds lines of credit from five correspondent banks aggregating approximately $27 million; a secured repurchase agreement line of credit from a correspondent bank based upon the market value of pledged securities; and a secured repurchase agreement arrangement with an agency of the Commonwealth of Kentucky. Additionally, First Security Bank is a member of the FHLB of Cincinnati which allows First Security Bank to borrow based on the level of qualifying residential loans which serve as collateral for this type of borrowing. At December 31, 2002, First Security Bank could borrow an additional $1.5 million based on available collateral.

     First Security Bank had total borrowings of $22.7 million and $15.3 million as of December 31, 2002 and 2001, respectively. Borrowings at December 31, 2002 were in the form of customer repurchase agreements in the amount of $8.2 million and FHLB advances in the amount of $14.5 million. The need for future borrowing arrangements above current levels will be evaluated by Management with consideration given to the growth prospects of the loan portfolio, liquidity needs, costs of deposits, market conditions and other factors. Short-term liquidity needs for periods of up to one year may be met through federal funds lines of credit borrowings and short-term FHLB advances. The FHLB additionally offers advance programs of varying maturities for terms beyond one year.

Capital

     First Security Bancorp issued stock warrants to each of the initial investors in First Security Bank who subscribed to $100,000 or more of common stock prior to July 4, 1997. The warrants entitle the holder to purchase additional shares of First Security Bancorp stock at the price of $10 per share at any time during 2003. If all warrants are fully exercised, the Company will issue a total of 88,440 shares of common stock, and the Company's capital will be increased by $884,400. The warrants have no voting rights and may be transferred without the underlying shares of common stock, but are not transferable until the exercise period commences. The warrants will expire if not exercised by December 31, 2003. Management has no reason to think any of the warrants won't be exercised in 2003. As of March 12, 2003, warrants representing 14,472 shares have been exercised. See Note 11 to the Consolidated Financial Statements under Item 7 herein.

     During 2000, a stock option plan was formed in which certain employees are eligible to receive incentive stock options and other options and awards. Options granted are exercisable on such terms and conditions as the First Security Bancorp Board of Directors may determine, but if unexercised, expire after ten years. If all the options become exercised, First Security Bancorp's capital will be increased by $1.8 million. See Note 10 to the Consolidated Financial Statements under Item 7 herein.

     Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Total capital increased $1.7 million from $16.8 million at year-end 2001 (8.30% of total assets) to $18.5 million at year-end 2002 (8.00% of total assets). This increase was attributable to an increase in the accumulated other comprehensive income and net income during 2002.

     First Security Bancorp and First Security Bank exceed the regulatory requirements for all three capital ratios. First Security Bancorp intends to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by these regulations. In addition to capital regulations, state banking regulations limit First Security Bank's ability to pay dividends without prior approval. Under these regulations, First Security Bank may pay dividends in any calendar year only to the extent of current year's net profits plus the retained net profits of the preceding two years and not in excess of the balance of retained earnings then on hand. First Security Bancorp also has regulatory limits on dividends, but less restrictive. First Security Bancorp does not anticipate paying dividends to shareholders for at least the next several years as any earnings generated will need to be retained to support future growth opportunities. See Note 12 to the Consolidated Financial Statements under Item 7 herein.

Item 7. Financial Statements
                          FIRST SECURITY BANCORP, INC.
                               Lexington, Kentucky

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
First Security Bancorp, Inc.
Lexington, Kentucky


We have audited the accompanying consolidated balance sheets of First Security Bancorp, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Bancorp, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                             /s/ Crowe, Chizek, and Company LLP
                                                 Crowe, Chizek and Company LLP
Lexington, Kentucky
January 24, 2003


                          FIRST SECURITY BANCORP, INC.
                             See accompanying notes.

                           CONSOLIDATED BALANCE SHEETS
                                   December 31
                                                      2002             2001
                                                          (in thousands)
ASSETS
Cash and due from banks                        $     4,744       $     4,521
Federal funds sold                                   4,069             4,397
   Total cash and cash equivalents                   8,813             8,918
Securities available for sale                       43,046            32,309
Loans held for sale                                  3,390                 -
Loans                                              167,458           152,422
   Less allowance for loan losses                   (2,459)           (1,538)
Net loans                                          164,999           150,884
Federal Home Loan Bank stock                           742               539
Premises and equipment, net                          7,932             7,656
Accrued interest receivable                          1,176             1,133
Other assets                                           988               831

                                               $   231,086       $   202,270
LIABILITIES AND SHAREHOLDE`RS' EQUITY
Liabilities
   Deposits
     Noninterest bearing                       $    20,478       $    12,575
     Time deposits, $100,000 and over               50,255            44,498
     Other interest bearing                        118,222           111,671
       Total deposits                              188,955           168,744
   Repurchase agreements and short-term
     borrowings                                      8,211            12,957
   Federal Home Loan Bank advances                  14,517             2,336
   Accrued interest payable                            578               832
   Other liabilities                                   361               574
     Total liabilities                             212,622           185,443

Shareholders' equity
   Common stock, no par value:  5,000,000 shares
     authorized; 1,456,250 shares issued and outstanding 8,385         8,385
   Paid-in capital                                    8,385            8,385
   Retained earnings                                  1,432              383
   Accumulated other comprehensive income (loss)        262             (326)
     Total shareholders' equity                      18,464           16,827

                                                $   231,086      $   202,270


                        CONSOLIDATED STATEMENTS OF INCOME
                             Years Ended December 31
                      (In Thousands, Except Per Share Data)

                                                       2002           2001
Interest income
   Loans, including fees                          $  11,102       $  10,618
   Securities
     Taxable                                          1,333             932
     Non-taxable                                        669             324
   Federal funds sold                                    32             233
                                                     13,136          12,107
Interest expense
   Deposits                                           6,412           7,250
   Other                                                538             289
                                                      6,950           7,539

Net interest income                                   6,186           4,568

Provision for loan losses                             1,472             447

Net interest income after provision for loan losses   4,714           4,121

Noninterest income
   Service charges and fees on deposits                 788             284
   Gain on sale of securities                           660             311
   Gain on sale of loans                                511               -
   Loss on disposal of premises and equipment            (1)            (95)
   Other                                                141             153
                                                      2,099             653
Noninterest expense
   Salaries and employee benefits                     2,711           1,885
   Occupancy and equipment                              953             562
   Data processing                                      215             197
   Advertising                                          167             162
   Professional fees                                    217             151
   Taxes other than payroll, property and income        187             143
   Other                                                992             584
                                                      5,442           3,684

Income before income taxes                            1,371           1,090
Provision for income taxes                              322              68

Net income                                        $   1,049       $   1,022


                                                       2002           2001
Weighted average shares common stock outstanding:
   Basic                                              1,456           1,456
   Diluted                                            1,511           1,489
Earnings per share:
   Basic                                          $     .72       $    .70
Diluted                                                 .69            .69


                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             Years Ended December 31, 2002 and 2001
                                           (In Thousands)

                                                                                        Accumulated
                                                                        Retained            Other            Total
                                          Common Stock      Paid-In     Earnings        Comprehensive    Shareholders'
                                       Shares    Amount     Capital     (Deficit)       Income (Loss)       Equity

Balance, January 1, 2001               1,415    $ 8,071    $  8,071    $   (639)      $     109       $    15,612

Net income                                 -          -           -       1,022               -             1,022

Change in unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  and tax effects                          -          -           -           -            (435)
(435)
    Total comprehensive income                                                                                587

Issuance of common stock, net             41        314         314           -               -               628

Balance, December 31, 2001             1,456      8,385       8,385         383            (326)
16,827

Net income                                 -          -           -       1,049               -             1,049

Change in unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  and tax effects                          -          -           -           -             588               588
    Total comprehensive income                                                                                1,637

Balance, December 31, 2002             1,456    $ 8,385    $  8,385    $  1,432       $     262       $    18,464


                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Years Ended December 31
                                                    (In Thousands)

                                                                                             2002            2001
Cash flows from operating activities
   Net income                                                                    $        1,049   $       1,022
   Adjustments to reconcile net income to net
     cash from operating activities
       Depreciation and amortization                                                        463             262
       Amortization and accretion on available
         for sale securities, net                                                           467              (3)
       Provision for loan losses                                                          1,472             447
       Federal Home Loan Bank stock dividends                                               (29)            (21)
       Gain on sale of securities                                                          (660)           (311)
       Originations of loans held for sale                                              (36,165)              -
       Proceeds from sale of loans                                                       33,286               -
       Gain on sale of mortgage loans                                                      (511)              -
       Loss on disposal of premises and equipment                                             1               95
       Change in assets and liabilities:
         Accrued interest receivable                                                        (43)            (71)
         Other assets                                                                       148            (663)
         Accrued interest payable                                                          (254)            208
         Other liabilities                                                                 (516)            504
           Net cash from operating activities                                            (1,292)          1,469

Cash flows from investing activities
   Activity in available for sale securities:
     Maturities and principal repayments                                                  11,778           7,451
     Sales                                                                                46,225          19,836
     Purchases                                                                           (67,668)        (46,645)
   Net change in loans                                                                   (15,890)        (45,454)
   Purchase of Federal Home Loan Bank stock                                                 (174)           (294)
   Purchases of premises and equipment, net                                                 (661)         (2,423)
   Cash paid in acquisition                                                                  (69)              -
     Net cash from investing activities                                                  (26,459)        (67,529)

Cash flows from financing activities
   Net change in deposits                                                                 20,211          53,201
   Net change in repurchase agreements and
     short-term borrowings                                                                (4,746)         11,564
   Proceeds from Federal Home Loan Bank advances                                          13,232          9,620
   Repayments of Federal Home Loan Bank advances                                          (1,051)         (8,333)
   Proceeds from issuance of common stock, net                                                 -             628
       Net cash from financing activities                                                 27,646          66,680

                                                                                             2002            2001

Net change in cash and cash equivalents                                                 $    (105)      $     620

Cash and cash equivalents at beginning of period                                            8,918           8,298

Cash and cash equivalents at end of period                                              $   8,813       $   8,918

Supplemental cash flow information:
   Interest paid                                                                        $   7,204       $   7,331
   Income tax paid                                                                             80               9

Supplemental non-cash disclosures:
   Transfers from loans to foreclosed and repossessed assets                                  303               4


                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On June 3, 2002, the Bank acquired the assets of First Mortgage Company, Inc., in Lexington, Kentucky. The operations were assumed by the Bank and are promoted and conducted as a division under the name "First Security Mortgage Company", the purpose of which is to originate mortgage loans for sale into the secondary market. The acquisition agreement included a purchase price of up to $476,000, $69,000 of which was paid at closing for fixed assets. The remainder of the purchase price is payable contingent upon the division's earnings over the next four years. In conjunction with the purchase and in addition to the fixed assets, the Bank recorded $67,000 in intangibles for a non-compete agreement which is being amortized over its three-year life. The remaining $340,000 contingent purchase price, if earned, will be recorded as goodwill.

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

Interest income includes amortization of premiums and accretion of discounts. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, the Company enters "best-efforts" forward sales derivative contracts. The aggregate market value of mortgage loans held for sale considers the price of the sales contracts.

On July 1, 2002, the Company became subject to new accounting guidance for certain commitments to originate loans. The new guidance requires loan commitments related to the origination of mortgage loans held for sale to be accounted for as derivative instruments. The Company's commitments are for fixed rate mortgage loans, generally lasting 60 to 90 days and are at market rates when initiated. Considered derivatives, the Company had commitments to originate $887,000 in loans at December 31, 2002 which it intends to sell after the loans are closed. The impact of adopting this guidance was not material and substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of an allowance for loan losses.

Interest income is reported on the simple interest method. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged-off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Premises and Equipment: Land is carried at cost. Premises and equipment are reported net of accumulated depreciation. Depreciation expense is computed using principally the straight-line method over the shorter of the asset's useful life or lease term with useful lives ranging from 3 to 40 years. Maintenance and repairs are expensed and major improvements are capitalized. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

Foreclosed and Repossessed Assets: Assets acquired through or instead of loan foreclosure or repossession are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Foreclosed and repossessed assets totaled $307,000 and $4,000 at year-end 2002 and 2001 and are included in other assets.

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

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                       2002                2001

Net income as reported                          $     1,049         $     1,022
Deduct:  Stock-based compensation expense
   determined under fair value based method            (292)                (75)

Pro forma net income                            $       757         $       947

Basic earnings per share as reported            $       .72         $       .70
Pro forma basic earnings per share                      .52                 .65

Diluted earnings per share as reported          $       .69         $       .69
Pro forma diluted earnings per share                    .51                 .64

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                      2002            2001

Risk-free interest rate                               3.96%           5.16%
Expected option life                                   7.2 years      7.0 years
Expected stock price volatility                         42%            34%
Dividend yield                                           -              -
Estimated value per share                             $9.91         $7.44

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

Off-Balance Sheet Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material impact on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $2.1 million and $1.2 million was required to meet regulatory reserve and clearing requirements at year-end 2002 and 2001. These balances do not earn interest.

New Accounting Pronouncements: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's financial statements since no goodwill has been recorded in conjunction with its sole business combination discussed above.

On July 1, 2002, the Company became subject to new accounting guidance for certain commitments to originate loans as described in "Mortgage Banking Activities".

Newly Issued But Not Yet Effective Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003, they will not have a material impact on the Company's financial condition or results of operations.

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

Operating Segments: Internal financial information is primarily reported and aggregated in two lines of business, banking and mortgage banking. While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.


NOTE 2 - SECURITIES

Year-end securities available for sale are as follows:

                                                   Gross              Gross
                                   Fair          Unrealized         Unrealized
                                   Value            Gains             Losses
                                               (in thousands)
December 31, 2002
   U.S. Government agency      $   1,017         $     8           $     -
   State and municipal            14,251             241               (62)
   Mortgage-backed                27,778             200                (2)

     Total                     $  43,046         $   449           $   (64)


December 31, 2001
   U.S. Government agency      $     503         $     3           $     -
   State and municipal            12,933               1              (449)
   Mortgage-backed                18,873              98              (148)

     Total                     $  32,309         $   102           $  (597)

Contractual   maturities  of  securities  at  year-end  2002  were  as  follows.
Securities not due at a single maturity date are shown separately.
                                                     Fair
                                                     Value
                                               (in thousands)

Due in one year or less                        $         -
Due from one to five years                           3,072
Due from five to ten years                           5,835
Due after ten years                                  6,361
Mortgage-backed                                     27,778

   Total                                       $    43,046

Proceeds from sales of securities available for sale during 2002 were $46.2 million. Gross realized gains of $677,000 and gross realized losses of $17,000 were recognized on those sales.

Securities pledged at year-end 2002 and 2001 had carrying amounts of $4.8 and $13.0 million, and were pledged to secure customer repurchase agreements.


NOTE 3 - LOANS

Loans at year-end were as follows:
                                                   2002                2001
                                                        (in thousands)

Commercial                                   $    48,159         $    41,309
Mortgage loans on real estate:
   Commercial                                     64,025              62,330
   Residential                                    17,871              19,749
   Construction                                   20,664              15,508
   Home equity                                    10,180               7,981
Consumer                                           5,674               4,696
Credit card                                          885                 849

                                             $   167,458         $   152,422

Substantially all residential mortgage loans are pledged to the Federal Home Loan Bank as collateral for advances as additionally discussed in Note 7.

Changes in the allowance for loan losses were as follows:

                                                      2002                 2001
                                                           (in thousands)

Beginning balance                              $     1,538         $     1,221
   Loans charged-off                                  (561)               (130)
   Recoveries                                           10                   -
   Provision for loan losses                         1,472                 447

Ending balance                                 $     2,459         $     1,538

Impaired loans were as follows:
                                                      2002                 2001
                                                           (in thousands)
Year-end loans with no allocated allowance
   for loan losses                             $         -         $          -
Year-end loans with allocated allowance
   for loan losses                                    4,059                   -

     Total                                      $     4,059         $         -

Amount of the allowance for loan losses allocated $   1,070         $         -

Average of impaired loans during the year             1,708                  31
Interest income recognized during impairment              -                   -
Cash-basis interest income recognized                     -                   -

Impaired loans include $2.9 million with a troubled borrower which was restructured during 2002.

Nonperforming loans were as follows:
                                                       2002                2001
                                                            (in thousands)

Loans past due 90 days still on accrual          $     1,218         $      319
Nonaccrual loans                                       1,867                470

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

Loans to executive officers, directors, and their affiliates in 2002 were as follows (in thousands):

Beginning balance                                            $    5,895
New loans                                                         2,853
Repayments                                                       (1,811)
Ending balance                                               $    6,937


NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at year-end were as follows:

                                                     2002                2001
                                                         (in thousands)

Land                                           $    1,250         $     1,250
Buildings                                           4,956               4,728
Leasehold improvements                                305                 298
Furniture and equipment                             2,461               1,967
    Total cost                                      8,972               8,243
Accumulated depreciation                           (1,040)               (587)

   Premises and equipment, net                 $    7,932         $     7,656

The Company leases its three branch locations with various renewal options. Lease expense for the years ended December 31, 2002 and 2001 was $206,000 and $187,000.

Future operating lease commitments as of December 31, 2002 (in thousands):

         2003                            $      202
         2004                                   192
         2005                                   140
         2006                                   125
         2007                                   127

           Total                         $      786


NOTE 5 - DEPOSITS

The scheduled maturities of time deposits as of December 31, 2002 were as follows (in thousands):

         2003                            $    81,774
         2004                                 32,831
         2005                                  5,176
         2006                                  2,213
         2007                                  5,846
         Thereafter                              147

           Total                         $   127,987

Related party deposits totaled $3.0 and $3.9 million at December 31, 2002 and 2001.


NOTE  6 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:
                                                      2002                2001
                                                             (in thousands)

Average balance during the year                  $   6,832           $   6,474
Average interest rate during the year                 1.34%               2.98%
Maximum month-end balance during the year        $  14,088           $  13,647


NOTE  7 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows:

                                                       2002               2001
                                                            (in thousands)
Monthly  maturities  through  December  2016,      $12,517              $2,336
at fixed rates ranging from 2.84% to 6.71%

                                                       2002               2001
                                                            (in thousands)
Principal  due at  maturity  in May  2004,
at fixed  rate of 3.73%                               2,000                  -

     Total                                        $  14,517          $   2,336

Advances are secured by the Federal Home Loan Bank stock and substantially all residential mortgage loans under a blanket lien arrangement.

Principal payments over the next five years are as follows (in thousands):

              2003                                  $ 2,188
              2004                                    4,272
              2005                                    2,901
              2006                                      503
              2007                                    1,350
              Thereafter                              3,303


NOTE  8 - BENEFIT PLANS

The Bank has a 401(k) benefit plan which allows employee contributions up to 15% of their compensation. The Bank matches 100% of the first 4% of compensation contributed. Expense for the years ended December 31, 2002 and 2001 was $60,000 and $35,000.


NOTE 9 - INCOME TAXES

The components of the provision (benefit) for income taxes consists of:

                                                  2002                 2001
                                                       (in thousands)

Current                                    $       544         $       363
Deferred                                          (222)                (77)
Change in valuation allowance                        -                (218)
                                           $       322         $        68


NOTE 9 - INCOME TAXES (Continued)

An analysis of the differences between the statutory U.S. federal income tax rate and the effective tax rate is as follows:
                                                   2002             2001
                                                       (in thousands)

U.S. federal income tax rate              $  466    34.0%     $  370    34.0%
Changes from the statutory rate
   Change in valuation allowance              -      0.0%       (218)  (20.1)
   Tax exempt interest income               (194)  (14.1)        (89)   (8.2)
Other                                         50     3.6           5      .5

     Total                                $  322    23.5%      $  68     6.2%

The Company's deferred tax assets and liabilities are shown below.

                                                   2002                2001
                                                       (in thousands)
Deferred tax assets
   Allowance for loan losses                $       761         $       503
   Organizational costs                               1                  25
   Unrealized security losses                         -                 168
   Other                                             42                   -

   Total assets                                     804                 696

Deferred tax liabilities
   FHLB stock dividends                     $       (23)        $         -
   Depreciation                                    (150)                (94)
   Cash to accrual                                  (69)               (103)
   Unrealized security gains                       (122)                  -
   Other                                            (42)                (33)

   Total liabilities                               (406)               (230)

   Net deferred tax asset                   $       398         $       466

NOTE 10 - STOCK OPTIONS

The Company maintains a stock option plan whereby certain employees of the Company are eligible to receive incentive stock options. The Plan is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the Plan, a maximum of 100,000 shares of the Company's common stock may be issued through the exercise of these options. At year-end 2002, 5,200 of the options granted were outside of the Plan. The option price is the fair market value of the Company's share at the date of the grant. The options are exercisable in five to ten years from the date of grant and vest either immediately or over a five-year period.

A summary of the activity in the plan is as follows:

                                                                   2002                       2001
                                                                       Weighted                       Weighted
                                                                        Average                        Average
                                                                       Exercise                       Exercise
                                                            Shares      Price          Shares          Price

Outstanding at beginning of year                            51,200   $    14.83        46,200       $   14.70
    Granted                                                 54,000        19.71         5,000           16.00
Outstanding at end of year                                 105,200   $    17.33        51,200           14.83
Options exercisable at year-end                             66,380   $    17.76        25,440       $   15.24

Options outstanding at year-end 2002 were as follows:

                                        ----------------Outstanding-----------------    --------Exercisable--------

                                                         Weighted
                                                          Average      Weighted                       Weighted
   Range of                                              Remaining      Average                        Average
   Exercise                                             Contractual    Exercise                       Exercise
    Prices                               Number            Life          Price         Number           Price

$13.75-$15.50                              46,200     52.3 months    $    14.70        26,880       $    14.90
$16.00-$22.00                              59,000     65.5 months         19.35        39,500            19.71

Outstanding at year end                   105,200     59.7 months    $    17.33        66,380       $    17.76


NOTE 11 - STOCK WARRANTS

The Company issued stock warrants to certain organizers of the Bank. The warrants, issued in 1997, entitle the holder to purchase additional shares of the Company's common stock at the offering price of $10 per share at any time during 2003. If all the warrants are fully exercised, the Company will issue a total of 88,440 shares of common stock, and the Company's capital will be increased by $884,400. The warrants have no voting rights and may be transferred without the underlying shares of common stock, but are not transferable until the exercise period commences. The warrants will expire if not exercised by December 31, 2003.


NOTE 12 - SHAREHOLDERS' EQUITY AND REGULATORY MATTERS

Common Stock - On September 29, 2000, the Company initiated the sale of 456,250 shares of common stock at $16 per share through a public offering. Through December 31, 2000, the Company sold 414,778 shares which, net of direct costs of issuance, increased shareholders' equity $6.3 million. The remaining 41,472 shares in the offering were sold in January 2001 which, net of direct costs of issuance, increased shareholder's equity an additional $628,000.

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


NOTE 12 - SHAREHOLDERS' EQUITY AND REGULATORY MATTERS (Continued)

                                                                                                 Minimum Amounts
                                                                                                   to be Well
                                                                        Minimum Required          Capitalized
                                                                            for Capital           Under Prompt
                                                     Actual             Adequacy Purposes       Action Provisions
                                               Amount       Ratio       Amount       Ratio      Amount      Ratio
                                                                          (in    thousands)
2002
Total Risk Based Capital to
  Risk Weighted Assets
    Consolidated                            $ 20,311        11.0%      $14,784        8%       $ 18,480     10%
    Bank only                                 20,296        11.0        14,784        8          18,480     10

Tier I Capital to Risk
  Weighted Assets
    Consolidated                            $ 18,202         9.8%      $ 7,392        4%       $ 11,088      6%
    Bank only                                 17,986         9.7         7,392        4          11,088      6

Tier I Leverage Capital to
  Average Assets
    Consolidated                            $ 18,202         7.9%      $ 9,261        4%       $ 11,577      5%
    Bank only                                 17,986         7.8         9,257        4          11,571      5

2001
Total Risk Based Capital to
  Risk Weighted Assets
    Consolidated                            $ 18,691        11.1%      $13,497        8%       $ 16,872     10%
    Bank only                                 18,484        11.0        13,497        8          16,872     10

Tier I Capital to Risk
  Weighted Assets
    Consolidated                            $ 17,153        10.2%      $ 6,749        4%       $ 10,123      6%
    Bank only                                 16,946        10.0         6,749        4          10,123      6

Tier I Leverage Capital to
  Average Assets
    Consolidated                            $ 17,153         8.8%      $ 7,826        4%       $  9,783      5%
    Bank only                                 16,946         8.7         7,797        4           9,746      5

Banking regulations also limit the amount of dividends that may be paid by the Bank without prior approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years. Also, no dividends can be paid that would exceed the retained earnings then on hand. Without prior approval, the Bank had $1,451,000 in retained earnings available for dividends to the Company at December 31, 2002.


NOTE 13 ' COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

                                      2002                       2001
                              Fixed        Variable       Fixed       Variable
                                                (in thousands)

Commitments to make loans  $  3,931       $  18,339   $   4,109       $   8,557
Unused lines of credit        2,858          16,331       2,544          18,402
Letters of credit              427             676          723              51

Commitments to make loans are at market rates and generally made for periods of 6 months or less. The fixed rate loan commitments at December 31, 2002 had interest rates ranging from 4.25% to 9.63% and maturities up to five years.

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.

                                                                2002                               2001
                                                    Carrying            Fair            Carrying           Fair
                                                     Amount             Value            Amount            Value
                                                                            (in thousands)
Financial assets
   Cash and cash equivalents                       $     8,813       $     8,813      $     8,918       $     8,918
   Securities available for sale                        43,046            43,046           32,309            32,309
   Loans held for sale                                   3,390             3,441                -                 -
   Loans, net                                          164,999           170,200          150,884           151,737
   Federal Home Loan Bank stock                            742               742              539               539
   Accrued interest receivable                           1,176             1,176            1,133             1,133


Financial liabilities
   Deposits                                        $   188,955       $   190,885      $   168,744       $   171,173
   Repurchase agreements and
     short-term borrowings                               8,211             8,211           12,957            12,957
   Federal Home Loan Bank advances                      14,517            14,875            2,336             2,236
   Accrued interest payable                                578               578              832               832

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


NOTE 15 - PARENT COMPANY ONLY FINANCIAL STATEMENTS


                          FIRST SECURITY BANCORP, INC.
                                  BALANCE SHEET
                                   December 31
                                 (in thousands)


                                                     2002                2001
ASSETS
Cash and due from banks                       $       124         $        98
Investment in subsidiary                           18,248              16,620
Other assets                                          104                 117

                                              $    18,476         $    16,835

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Other liabilities                        $        12         $         8

Shareholders' Equity
     Common stock                                   8,385               8,385
     Paid-in capital                                8,385               8,385
     Retained earnings                              1,432                 383
     Accumulated other comprehensive income (loss)    262                (326)
         Total shareholders' equity                18,464              16,827

                                              $    18,476         $    16,835


                               STATEMENT OF INCOME
                             Years Ended December 31
                                 (in thousands)

                                                       2002                2001
Income
   Interest income                              $         -         $         4
   Dividend from subsidiary                             100                   -
                                                        100                   4
Expenses
   Salaries and employee benefits                        36                  45
   Professional fees                                     44                  35
   Other                                                 11                  24
                                                         91                 104

Income (loss) before income tax and undistributed
   subsidiary income                                      9                (100)
Income tax benefit                                        -                 108

Income (loss) before undistributed earnings
   of subsidiary                                           9                  8
Equity in undistributed earnings of subsidiary         1,040              1,014

   Net income                                    $     1,049         $    1,022


                          FIRST SECURITY BANCORP, INC.
                             STATEMENT OF CASH FLOWS
                             Years Ended December 31
                                 (in thousands)

                                                           2002            2001

Cash flows from operating activities
   Net income                                        $     1,049      $   1,022
   Adjustments to reconcile net income
     to net cash from operating activities
       Equity in undistributed earnings of subsidiary     (1,040)        (1,014)
       Change in other assets                                 13           (109)
       Change in other liabilities                             4            (92)
           Net cash from operating activities                 26           (193)

Cash flows from investing activities
   Investment in subsidiary                                    -         (1,699)

Cash flows from financing activities
   Proceeds from issuance of common stock, net                 -            628

Net change in cash and cash equivalents                       26         (1,264)

Cash and cash equivalents at beginning of period              98          1,362

Cash and cash equivalents at end of period            $       124       $    98


NOTE 16 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:
                                                           2002           2001
                                                               (in thousands,
                                                         except per share data)
Basic
   Net income                                      $      1,049   $       1,022

   Weighted average common shares                         1,456           1,456

Basic earnings per common share                           $ .72   $         .70
Diluted
   Net income                                       $      1,049  $       1,022

   Weighted average common shares outstanding
     for basic earnings per common share                   1,456          1,456
   Add dilutive effects of assumed exercises:
     Stock warrants                                           43             31
     Stock options                                            12              2

   Average shares and dilutive potential
     common shares                                         1,511          1,489

Diluted earnings per common share                          $ .69        $   .69

The diluted earnings per share computation for 2002 and 2001 excludes 43,750 and 27,200 stock options because they were anti-dilutive.

NOTE  17  - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                        2002              2001
                                                            (in thousands)
Unrealized holding gains and losses on
   available-for-sale securities                 $     1,539       $      (293)
Less reclassification adjustments for gains
   and losses later recognized as income                (660)             (311)
Net unrealized gains and losses                          879              (604)
Tax effect                                               291               169

Other comprehensive income (loss)                $       588        $     (435)



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Information concerning changes in and disagreements with accountants is incorporate" herein by reference to information under the heading "Appointment of Auditors" in First Security Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2003.


PART III

Item 9. Directors and Executive Officers of the Registrant

     Information concerning Directors and executive officers of the First Security Bancorp and reporting under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in First Security Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2003.

 Item 10. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference to the information under the headings "Executive Compensation and Certain Transactions", "Compensation of Directors", and "Employee Benefit Plans" in First Security Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information concerning security ownership of certain owners and management is incorporated herein by reference to the information under the heading "Share Ownership of Directors, Executive Officers and certain Beneficial Owners" in First Security Bancorp's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003.

Item 12. Certain Relationships and Related Transactions

     Information concerning relationships and transactions is incorporated herein by reference to the information under the heading "Certain Transactions with Management" in First Security Bancorp's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003.

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

4.2 Articles of Amendment of Articles of Incorporation of First Security Bancorp, Inc. (included in Exhibit 3.2) (incorporated by reference to
    Exhibit 4.2 of the Company's Registration Statement on Form SB-2
    [No. 333-43444]).

10.1 Employment  Agreement between First Security Bancorp,  Inc. and
     John S. Shropshire (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.2 Contract for Electronic Data Processing Services between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2 [No.333-43444]).

10.3 Outsource Contract between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.4  Business/Manager   License Agreement  between Private  Business,  Inc.
      and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on
      Form SB-2 [No.333-43444]).


10.5 Agreement for Administration of Credit Card Program between Crittson Financial, LLC and First Security Bank of Lexington, Inc.
     (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.6 Lease 400 East Main Street between Isaac and Teresa C. Lawrence and First Security Bank of Lexington, Inc.(incorporated by reference to
     Exhibit 10.6of the Company's Registration Statement on Form SB-2
     [No. 333-43444]).

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

10.9 First Security Bank of Lexington, Inc. Stock Award Plan
     (Amended and Restated as of March 18, 2003).

10.10 Consulting Services Support Corporation Affiliation Agreement.

11 Statement re: Computation of Per share earnings (included in Note 16 to the Company's Consolidated Financial Statement included in this report).

21 Subsidiaries of First Security Bancorp, Inc.

22 Consent of Crowe, Chizek and Company LLP

99.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K. The Company filed on October 16, 2002 a report on Form 8-K dated October 16, 2002 reporting the Company's press release announcing its earnings for the third quarter of 2002.

Item 14. Controls and Procedures

     Company management, including the Chief Executive Officer (currently serving as both the principal executive officer and principal financial officer), have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to him in a timely fashion. Notwithstanding such conclusion, it should be noted that the employment of the Company's Chief Financial Officer and the Company's Assistant Controller was terminated on March 2, 2003. While there have been no significant changes in internal controls subsequent to the date the Chief Executive Officer completed his evaluation of such controls, the fact that the Company currently has no Chief Financial Officer or Assistant Controller could (depending on the length of time such positions remain vacant) affect (perhaps significantly) the effectiveness of the Company's internal controls.

Item 15. Principal Accountant Fees and Services

     Information concerning principal accountant fees and services is incorporated herein by reference to the information under the headings "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" in First Security Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2003.


                                   SIGNATURES
         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2003                       By:/s/ John S. Shropshire
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer:
Date:   March 31, 2003

                                    /s/ John S. Shropshire
                                    President, Chief Executive Officer
                                    and Director

                  Directors:


                                    /s/ Len Aldridge            March 31, 2003
                                    Len Aldridge


                                    /s/ Dennis R. Anderson      March 31, 2003
                                    Dennis R. Anderson


                                    /s/ John D. Barlow          March 31, 2003
                                    John D. Barlow


                                    /s/ Julian E. Beard         March 31, 2003
                                    Julian E. Beard


                                    /s/ Harold Glenn Campbell   March 31, 2003
                                    Harold Glenn Campbell


                                    /s/ William C. Combs, Jr.   March 31, 2003
                                    William A. Combs, Jr.


                                    /s/ A.F. Dawahare           March 31, 2003
                                    A. F. Dawahare


                                                                March 31, 2003
                                    Dr. Kenneth L. Gerson


                                                                March 31, 2003
                                    Tommy R. Hall


                                    /s/ Erle L. Levy            March 31, 2003
                                    Erle L. Levy


                                                                March 31, 2003
                                    David R. McCulloch


                                    /s/ Dr. Ira P. Mersack      March 31, 2003
                                    Dr. Ira P. Mersack


                                                                March 31, 2003
                                    Robert J. Rosenstein


                                    /s/ Nick O. Rowe            March 31, 2003
                                    Nick O. Rowe


                                                                March 31, 2003
                                    Dr. Ronald J. Saykaly


                                    /s/ Richard S. Trontz       March 31, 2003
                                    Richard S. Trontz


                                    /s/ William T. Vennes       March 31, 2003
                                    William T. Vennes


                                    /s/ Kathy E. Walker         March 31, 2003
                                    Kathy E. Walker


                                                                March 31, 2003
                                    D. Woodford Webb, Jr.

                           CERTIFICATIONS PURSUANT TO

                                 SECTION 302 OF

                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, John S. Shropshire, certify that:
1. I have reviewed this annual report on Form 10-K of First Security Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003
/s/ John S. Shropshire
John S. Shropshire
President, Chief Executive Officer and Principal Financial Officer


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

10.2 Contract for Electronic Data Processing Services between BSC, Inc and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2
        [No. 333-43444]).

10.3 Outsource Contract between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.4 Business/Manager (R) License Agreement between Private Business, Inc and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on
         Form  SB-2  [No.333-43444]).

10.5 Agreement for Administration of Credit Card Program between Crittson Financial, LLC and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.6 Lease 400 East Main Street between Isaac and Teresa C. Lawrence and First Security Bank of Lexington, Inc.(incorporated by reference to
         Exhibit 10.6 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

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

10.9 First Security Bank of Lexington, Inc. Stock Award Plan (Amended and Restated as of March 18, 2003)

10.10    Consulting Services Support Corporation Affiliation Agreement.

11       Statement re Computation of Per share Earnings (included in Note 16 to the Company's Consolidated Financial Statement included in this report).

21       Subsidiaries of First Security Bancorp, Inc.

22       Consent of Crowe, Chizek and Company LLP

99.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section1350, as Adopted to
         Section 906 of the Sarbanes-Oxley Act of 2002.

                                  EXHIBIT 10.9

FIRST SECURITY BANCORP, INC.
STOCK AWARD PLAN
(AMENDED AND RESTATED AS OF MARCH 18, 2003)

     1. Purpose. The purpose of the First Security Bancorp, Inc. Stock Award Plan (the "Plan") is to secure for First Security Bancorp, Inc. and its successors and assigns (the "Company") and its stockholders the benefits of the additional incentive, inherent in the ownership of the Company's common stock, no par value per share (the "Common Stock"), by selected employees, directors and advisory directors of the Company and its subsidiaries who are important to the success and growth of the business of the Company and its subsidiaries and to help the Company and its subsidiaries secure and retain the services of such persons. Compensation awarded under the Plan in appropriate instances is intended to qualify for tax deductibility pursuant to the requirements of
Section 162(m) of the Internal Revenue Code of 1986, as amended from time to time or any successor statute or statutes (the "Code"), to the extent deemed appropriate by the Board (as defined in Paragraph 2. 1 hereof).

     Pursuant to the Plan, selected employees, directors and advisory directors of the Company will be offered the opportunity to acquire Common Stock through the grant of options, stock appreciation rights in tandem with such options and awards of restricted stock. Any options, rights or awards granted hereunder are a matter of separate inducement and are not in lieu of any salary or other compensation for the services of any advisory director, director or employee. Options granted under the Plan will be either "incentive stock options," intended to qualify as such under the provisions of Section 422 of the Code, or "nonqualified stock options." For purposes of the Plan, the terms "parent" and "subsidiary" shall mean "parent corporation" and "subsidiary corporation," respectively, as such terms are defined in Sections 424(e) and (f) of the Code.

2.       Committee.

     2.1 Administration. The Plan shall be administered by the board of directors of the Company or by a committee appointed by the board of directors from among its members (collectively, the "Board"). Any such committee appointed shall be comprised, unless otherwise determined by the board of directors, solely of not less than two members who shall be (i) "Non-Employee Directors" within the meaning of Rule 16b-3(b)(3) (or any successor rule) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and (ii) "disinterested directors." For purposes of the Plan, a person shall be deemed to be a "disinterested person" if, at the time of reference, such person is not, and has not been at any time during the preceding one-year period, eligible to participate in the Plan or any other plan of the Company or any of its affiliates entitling participants therein to acquire stock, stock options or stock appreciation rights of the Company or any of its affiliates. Notwithstanding any of the foregoing, the board of directors may designate one or more persons, who at the time of such designation are not disinterested persons, to serve on any such committee effective upon the date such person or persons qualify as disinterested persons. Any vacancy on any such committee, whether due to action of the board of directors or due to any other cause, may be filled, and shall be filled if required to maintain any such committee of at least two disinterested persons, by resolution adopted by the board of directors.

     2.2 Procedures. The Board shall adopt such rules and regulations as it shall deem appropriate concerning the administration of the Plan. A majority of the whole Board shall constitute a quorum, and the acts of a majority of the members of the Board present at a meeting at which a quorum is present, or acts approved in writing by all of the members of the Board, shall be the acts of the Board.

     2.3 Interpretation. The Board shall have full power and authority to interpret the provisions of the Plan and any agreement evidencing options or restricted stock awards granted under the Plan, and to determine any and all questions arising under the Plan, and its decisions shall be final and binding on all participants in the Plan. The Board shall have exclusive authority to select the individuals to be granted awards under the Plan, to determine the type, size and terms of all such awards, to modify the terms of any awards so granted and to make any other determinations which it deems necessary or desirable for the administration of the Plan.

     2.4 Liability. No member of the Board and no employee of the Company shall be liable for any act or failure to act hereunder, except in circumstances involving his or her bad faith, gross negligence or willful misconduct, or for any act or failure to act hereunder by any other member or employee or by any agent to whom duties in connection with the administration of this Plan have been delegated. The Company shall indemnify members of the Board and any agent of the Board who is an employee of the Company, a subsidiary or an affiliate against any and all liabilities or expenses to which they may be subjected by reason of any act or failure to act with respect to their duties on behalf of the Plan, except in circumstances involving such person's bad faith, gross negligence or willful misconduct.

     The Board may delegate to one or more of its members, or to one or more agents, such administrative duties as it may deem advisable, and the Board, or any person to whom it has delegated duties as aforesaid, may employ one or more persons to render advice with respect to any responsibility the Board or such person may have under the Plan. The Board may employ such legal or other counsel, consultants and agents as it may deem desirable for the administration of the Plan and may rely upon any opinion or computation received from any such counsel, consultant or agent. Expenses incurred by the Board in the engagement of such counsel, consultant or agent shall be paid by the Company, or the subsidiary or affiliate whose employees have benefited from the Plan, as determined by the Board.

3.       Shares Subject to Grants.

     3.1 Number of Shares.  Subject to the  provisions  of  Paragraph  19 hereof
(relating to adjustments upon mergers, reorganizations or like changes in capitalization), the number of shares of Common Stock subject at any one time to options or awards of restricted stock or deferred stock units granted under the Plan, plus the number of shares of Common Stock theretofore issued or delivered pursuant to the exercise of options granted, and awards of restricted stock and deferred stock units made, under the Plan, shall not exceed 200,000 shares; provided, that no more than one-fifth of such shares may be awarded as restricted stock awards. If and to the extent that options granted under the Plan terminate, expire or are canceled without having been exercised, or restricted stock or deferred stock units are forfeited, new options, restricted stock or deferred stock units may be granted under the Plan with respect to the shares of Common Stock covered by such terminated, expired or canceled options or forfeited shares of restricted stock or deferred stock units; provided, that the granting and terms of such new options, restricted stock awards and deferred stock units shall in all respects comply with the provisions of the Plan.

     3.2 Character of Shares. Shares of Common Stock delivered under the Plan may be authorized and unissued Common Stock, issued Common Stock held in the Company's treasury, or both.

     3.3 Reservation of Shares. There shall be reserved at all times for sale or award under the Plan a number of shares of Common Stock (authorized and unissued Common Stock, issued Common Stock held in the Company's treasury, or both) equal to the maximum number of shares set forth in Paragraph 3.1 hereof.

     4. Eligibility. Options and awards of restricted stock may be granted under the Plan to any employee, director or advisory director of the Company or any of its subsidiaries, or to any prospective employee, director or advisory director of the Company or any of its subsidiaries, conditioned upon, and effective not earlier than, such person's becoming an employee or director. Notwithstanding the foregoing:

     (a) Only non-qualified stock options may be granted to non-employee directors or advisory directors of the Company;

     (b) No incentive stock options may be granted under the Plan to any person who owns, directly or indirectly (within the meaning of Sections 422(b)(6) and 424(d) of the Code), at the time the incentive stock option is granted, stock possessing more than 10% of the total combined voting power of all classes of stock of the employee's employer corporation or of its parent, if any, or any of its subsidiaries, unless the option price is at least 110% of the fair market value of the shares subject to the option, determined on the date of the grant, and the option by its terms is not exercisable after the expiration of five years from the date such option is granted; and

     (c) In each calendar year during any part of which the Plan is in effect, no Participant (as defined below) may be granted options relating in the aggregate to more than 10,000 shares of Common Stock, subject to adjustment as provided in Paragraph 19 hereof.

     An individual receiving any option, restricted stock award or deferred stock units under the Plan is hereinafter referred to as a "Participant." Any reference herein to the employment of a Participant by the Company shall include
(i) his or her employment by the Company or any of its subsidiaries, and (ii) with respect to a Participant who was not an employee of the Company or any of its subsidiaries at the time of grant of his or her option or award, his or her period of service in the capacity for which the option or award was granted. For all purposes of this Plan, the time at which an option or award is granted shall be deemed to be the effective date of such grant. The Plan does not create a right in any person to participate in the Plan, nor does it create a right in any person to have any options or rights granted to him or her.

     5. Grant of Options. The Board shall determine, within the limitations of the Plan, the persons to whom options are to be granted, the number of shares that may be purchased under each option and the option price, and shall designate options at the time of grant as either "incentive stock options" or "nonqualified stock options"; provided, that the aggregate fair market value
(determined as of the time the option is granted) of the Common Stock with respect to which incentive stock options become exercisable for the first time by any Participant (as defined in Paragraph 4 hereof) in any calendar year (under all stock option plans of the employee's employer corporation and its parent, if any, and its subsidiaries) shall not exceed $100,000 (the provisions of Section 422(d) of the Code are intended to govern). In determining the persons to whom options shall be granted and the number of shares to be covered by each option, the Board shall take into consideration the person's present and potential contribution to the success of the Company and its subsidiaries and such other factors as the Board may deem proper and relevant. Each option granted under the Plan shall be evidenced by a written agreement between the Company and the Participant containing such terms and conditions and in such form, not inconsistent with the provisions of the Plan or, with respect to incentive stock options, Section 422 of the Code, as the Board shall provide.

     6. Option Price. Subject to Paragraph 19 hereof, the option price of each share of Common Stock purchasable under any incentive stock option granted under the Plan shall be not less than the fair market value of such share of Common Stock at the time the option is granted, and the option price of each share of Common Stock purchasable under any non-qualified stock option granted under the Plan shall not be less than 50% of the fair market value of such share of Common Stock at the time the option is granted. The option price of an option issued in a transaction described in Section 424(a) of the Code shall be an amount which conforms to the requirements of that Section and the regulations thereunder.

     For purposes of this Plan, the "fair market value" of the Common Stock on any date means (i) if the Common Stock is listed on a national securities exchange or quotation system, the closing sales price on such exchange or quotation system on such date or, in the absence of reported sales on such date, the closing sales price on the immediately preceding date on which sales were reported, (ii) if the Common Stock is not listed on a national securities exchange or quotation system, the mean between the bid and offered prices as quoted by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") for such date or (iii) if the Common Stock is neither listed on a national securities exchange or quotation system nor quoted by NASDAQ, the fair value as determined by such other method as the Board determines in good faith to be reasonable.

     7. Stock Appreciation Rights. In the discretion of the Board, a stock appreciation right may be granted (a) alone, (b) simultaneously with the grant of an option (either incentive or non-qualified) and in conjunction therewith or in the alternative thereto or (c) subsequent to the grant of a non-qualified option and in conjunction therewith or in the alternative thereto.

     The exercise price of a right granted alone shall be determined by the Board but shall not be less than one hundred percent (100%) of the fair market value of one share of Common Stock on the date of grant of such right. A right granted simultaneously with or subsequent to the grant of an option and in conjunction therewith or in the alternative thereto shall have the same exercise prices as the related option, shall be transferable only upon the same terms and conditions as the related option, and shall be exercisable only to the same extent as the related option; provided, however, that a right, by its terms, shall be exercisable only when the fair market value of the shares subject to the right and related option exceeds the exercise price thereof.

     Upon exercise of a right granted simultaneously with or subsequent to an option and in the alternative thereto, the number of shares for which the related option shall be exercisable shall be reduced by the number of shares for which the right shall have been exercised. The number of shares for which a right shall be exercisable shall be reduced upon any exercise of a related option by the number of shares for which such option shall have been exercised.

     Any right shall be exercisable upon such additional terms and conditions as may from time to time be prescribed by the Board.

     A right shall entitle the holder upon exercise thereof to receive from the Company, upon a written request filed with the Secretary of the Company at its principal offices, a number of shares (with or without restrictions as to substantial risk of forfeiture and transferability, as determined by the Board in its sole discretion), an amount of cash, or any combination of shares and cash, as specified in the request (but subject to the approval of the Board, in its sole discretion, at any time up to and including the time of payment, as to the making of any cash payment), having an aggregate fair market value equal to the product of (a) the excess of the fair market value, on the day of such request, of one share over the exercise price per share specified in such right or its related option, multiplied by (b) the number of shares for which such right shall be exercised; provided, however, that the Board, in its discretion, may impose a maximum limitation on the amount of cash, the fair market value of shares, or a combination thereof, which may be received by a holder upon exercise of a right.

     Any election by a holder of a right to receive cash in full or partial settlement of such right, and any exercise of such right for cash, may be made only by a request filed with the Corporate Secretary of the Company during the period beginning on the third business day following the date of the release for publication by the Company of quarterly or annual summary statements of earnings and ending on the twelfth business day following such date. Within thirty (30) days after the receipt by the Company of a request to receive cash in full or partial settlement of a right or to exercise such right for cash, the Company shall, in its sole discretion, either consent to or disapprove, in whole or in part, such request.

     If the Board disapproves in whole or in part any election by a holder to receive cash in full or partial settlement of a right or to exercise such right for cash, such disapproval shall not affect such holder's right to exercise such right at a later date, to the extent that such right shall be otherwise exercisable, or to elect the form of payment at a later date, provided that an election to receive cash upon such later exercise shall be subject to the approval of the Board. Additionally, such disapproval shall not affect such holder's right to exercise any related option or options granted to such holder under the Plan.

     A holder of a right shall not be entitled to request or receive cash in full or partial payment of such right during the first six (6) months of its term, provided however, that such prohibition shall not apply if the holder of such right is not subject to the reporting requirements of Section 16(a) of the Exchange Act.

     For all purposes of this Paragraph 7, the fair market value of shares shall be determined in accordance with the principles set forth in Paragraph 6 hereof.

8.       Exercisability and Duration of Options.

     8.1 Determination of Board; Acceleration. Each option granted under the Plan shall be exercisable at such time or times, or upon the occurrence of such event or events, and in such amounts, as the Board shall specify in the agreement evidencing the option. Subsequent to the grant of an option which is not immediately exercisable in full, the Board, at any time before complete termination of such option, may accelerate the time or times at which such option may be exercised in whole or in part.

     8.2 Automatic Termination. The unexercised portion of any option granted under the Plan shall automatically and without notice terminate and become null and void at the time of the earliest to occur of the following:

     (a) The expiration of ten years from the date on which such option was granted;


     (b) The expiration of three months from the date of termination of the Participant's employment by the Company or service as a director or advisory director with the Company unless a longer period is provided by the Board (other than a termination described in subparagraph (c) or (d) below); provided that if the Participant shall die during such three-month period, the time of termination of the unexercised portion of any such option shall be determined under the provisions of subparagraph (c) below;

     (c) The expiration of six months following the issuance of letters testamentary or letters of administration to the executor or administrator of a deceased Participant, if the Participant's death occurs either during his employment by the Company or service as a director or advisory director or during the three-month period following the date of termination of such employment or service as a director or advisory director (other than a termination described in subparagraph (d) below), but in no event later than one year after the Participant's death;

     (d) The termination of the Participant's employment by the Company if such termination constitutes or is attributable to a breach by the Participant of an employment or consulting agreement with the Company or any of its subsidiaries, or if the Participant is discharged from employment or service as a director or advisory director or his or her services are terminated for cause or if the Participant voluntarily terminates his or her employment or service as a director or advisory director; or

     (e) The expiration of such period of time or the occurrence of such event as the Board in its discretion may provide upon the granting thereof.

     The Board or the board of directors shall have the right to determine what constitutes cause for discharge or termination of services, whether the Participant has been discharged or his or her services terminated for cause and the date of such discharge or termination of services, and such determination of the Board or the board of directors shall be final and conclusive.


     9. Exercise of Options. Options granted under the Plan shall be exercised by the Participant (or by his or her executors or administrators, as provided in Paragraph 10 hereof) as to all or part of the shares covered thereby, by the giving of written notice of exercise to the Company, specifying the number of shares to be purchased accompanied by payment of the full purchase price for the shares being purchased. Payment of such purchase price shall be made (a) by check payable to the Company, (b) with the consent of the Board, by delivery of shares of Common Stock already owned by the Participant for at least six months (which may include shares received as the result of a prior exercise of an option) having a fair market value (determined as of the date such option is exercised) equal to all or part of the aggregate purchase price, (c) with the consent of the Board and at the election of the Participant, by withholding from those shares that would otherwise be obtained upon exercise of the option a number of shares having a fair market value equal to the option exercise price,
(d) in accordance with a "cashless exercise" program established by the Board in its sole discretion under which if so instructed by the Participant, shares may be issued directly to the Participant's broker or dealer upon receipt of the purchase price in cash from the broker or dealer, (e) by any combination of (a),
(b), (c) or (d) above or (f) by other means that the Board deems appropriate. Such notice of exercise, accompanied by such payment, shall be delivered to the Company at its principal business office or such other office as the Board may from time to time direct, and shall be in such form, containing such further provisions consistent with the provisions of the Plan, as the Board may from time to time prescribe. The date of exercise shall be the date of the Company's receipt of such notice. The Company shall effect the transfer of the shares so purchased to the Participant (or such other person exercising the option pursuant to Paragraph 10 hereof) as soon as practicable. No Participant or other person exercising an option shall have any of the rights of a stockholder of the Company with respect to shares subject to an option granted under the Plan until due exercise and full payment has been made as provided above. No adjustment shall be made for cash dividends or other rights for which the record date is prior to the date of such due exercise and full payment. In no event may any option granted hereunder be exercised for a fraction of a share.

     10. Non-Transferability of Options and Stock Appreciation Rights. Except as provided herein, no option granted under the Plan or any right evidenced thereby shall be transferable by the Participant other than by will or by the laws of descent and distribution, and an option may be exercised, during the lifetime of a Participant, only by such Participant. Notwithstanding the preceding sentence:
(a) in the event of a Participant's death during his or her employment by the Company or his or her service as a director or advisory director of the Company, its parent, if any, or any of its subsidiaries, or during the three-month period following the date of termination of such employment, his or her options shall thereafter be exercisable, during the period specified in Paragraph 8.2(c) hereof, by his or her executors or administrators; and (b) the Participant, with the approval of the Board, may transfer his or her options (other than incentive stock options) for no consideration to or for the benefit of the Participant's spouse, parents, children (including stepchildren or adoptive children), grandchildren or siblings, or to a trust for the benefit of any of such persons.

     11. Restricted Stock. Participants may be granted awards of restricted stock under the Plan, subject to the applicable provisions of the Plan, including the following terms and conditions, and to such other terms and conditions not inconsistent therewith, as the Board shall determine:

     (a) Awards of restricted stock may be in addition to or in lieu of option grants;

     (b) During a period set by, and/or until the attainment of particular performance goals based upon criteria established by the Board at the time of each award of restricted stock (the "restriction period"), the Participant shall not be permitted to sell, transfer, pledge or otherwise encumber the shares of restricted stock; except that such shares may be used, if the Board permits, to pay the option price of any option granted under the Plan; provided that an equal number of shares delivered to the Participant upon exercise of the option shall carry the same restrictions as the shares of restricted stock so used;

     (c) If so provided by the Board, the applicable restriction period shall expire, and shares of restricted stock shall become free of all restrictions if
(i) the Participant dies, (ii) the Participant's employment or service terminates by reason of permanent disability, as determined by the Board, (iii) the Participant retires or (iv) a "Change in Control" of the Company occurs (as defined in Paragraph 16 hereof). The Board may require medical evidence of permanent disability, including medical examinations by physicians selected by it. If the Board determines that any such recipient is not permanently disabled the restricted stock held by such recipient shall be forfeited and revert to the Company;

     (d) Unless and to the extent otherwise provided in accordance with Paragraph 11(c) hereof, shares of restricted stock shall be forfeited and revert to the Company upon the Participant's termination of employment or service during the restriction period, except to the extent the Board, in its sole discretion, finds that such forfeiture is not in the best interests of the Company and, therefore, waives all or part of the application of this provision to the restricted stock held by such Participant;

     (e) Stock certificates for restricted stock shall be registered in the name of the Participant but shall be appropriately legended and returned to the Company by the Participant, together with a stock power, endorsed in blank by the Participant. The Participant shall be entitled to vote shares of restricted stock and shall be entitled to all dividends paid thereon, except that dividends paid in Common Stock or other property shall be subject to the same restrictions as apply to the restricted stock with respect to which they are paid; and

     (f) Restricted stock shall become free of the foregoing restrictions upon expiration of the applicable restriction period and the Company shall then deliver certificates evidencing such Common Stock to the recipient.

     12. Deferred Stock Units. Participants may be granted units representing the right to receive shares of Common Stock at the end of a specified deferral period ("deferred stock units"), subject to applicable provisions of the Plan, including the following terms and conditions, and to such other terms and conditions not inconsistent therewith, as the Board shall determine:

     (a) Deferred stock units shall be exercisable for shares of Common Stock after the period and upon the terms set by the Board. If so provided by the Board, the applicable deferral period shall expire when (i) the Participant dies, (ii) the Participant's employment or service terminates by reason of permanent disability, as determined by the Board, (iii) the Participant retires or (iv) a "Change in Control" of the Company occurs (as defined in Paragraph 16 hereof). The Board may require medical evidence of permanent disability, including medical examinations by physicians selected by it. If the Board determines that any such recipient is not permanently disabled, the deferred stock units held by such recipient shall be forfeited and revert to the Company;

     (b) Unless and to the extent otherwise provided in accordance with Paragraph 12(a), deferred stock units shall be forfeited and revert to the Company upon the Participant's termination of employment or service during the deferral period, except to the extent the Board, in its sole discretion, finds that such forfeiture is not in the best interest of the Company and, therefore, waives all or part of the application of this provision to the deferred stock units held by such Participant; and

     (c) Unless otherwise determined by the Board at the date of grant, dividends on the specified number of shares of Common Stock covered by the deferred stock units will be paid at the dividend payment date in cash, or the payment of such dividends shall be deferred and/or the amount or value thereof automatically reinvested in additional deferred stock units, as the Board shall determine or permit the Participant to elect. Unless otherwise determined by the Board, shares of Common Stock distributed in connection with a stock split or stock dividend, and other property distributed as a dividend, shall be subject to restrictions, risk of forfeiture and/or deferral to the same extent as the deferred stock units with respect to which such Common Stock or other property has been distributed.

     13. Reload Options. At the time an option (the "original option") is granted, the Board may also authorize the grant of a "reload option," which shall be subject to the following terms:

     (a) The number of shares of Common Stock subject to the reload option shall be the number of shares, if any, used by the Participant to pay the purchase price upon exercise of the original option, plus the number of shares, if any, delivered by the Participant to satisfy the tax withholding requirement relating to such exercise;

     (b) The reload option shall be a nonqualified stock option;

     (c) The grant of the reload option shall be effective upon the date of exercise of the original option, and the term of the reload option shall be the period, if any, remaining from that date to the date upon which the original option would have expired;

     (d) The grant of the reload option shall not be effective if, on the date of exercise of the original option, the Participant is not employed by the Company; and

     (e) Except as specified in (a) through (d) above, the terms of the reload option shall be as prescribed in the preceding Paragraphs of this Plan.

14.      Withholding Tax.

     (a) Whenever under the Plan shares of stock are to be delivered upon exercise of a nonqualified stock option or deferred stock unit, the Company shall be entitled to require as a condition of delivery that the Participant remit or, in appropriate cases, agree to remit when due an amount sufficient to satisfy all federal, state and local withholding tax requirements relating thereto. At the option of the Company, such amount may be remitted by check payable to the Company, in shares of Common Stock (which may include shares received as the result of a prior exercise of an option or deferred stock unit), by the Company's withholding of shares of Common Stock issuable upon the exercise of any option or stock appreciation right or pursuant to any award of restricted stock or deferred stock unit pursuant to the Plan, or any combination thereof. Whenever an amount shall become payable to a Participant in connection with the exercise of a stock appreciation right, the Company shall be entitled to withhold therefrom an amount sufficient to satisfy all federal, state and local withholding tax requirements relating to such amount.

     (b) Recipients of restricted stock, pursuant to Paragraph 11 hereof, shall be required to remit to the Company an amount sufficient to satisfy all applicable tax withholding requirements upon expiration of restriction periods or upon such earlier date(s)) as may be elected pursuant to Section 83 of the Code, unless other arrangements satisfactory to the Company have been made for the withholding of applicable taxes. At the option of the Company, the amount referred to in the preceding sentence may be remitted by check payable to the Company, in shares of Common Stock (which may include shares of Common Stock received as the result of a prior exercise of an option), by the Company's withholding of shares of Common Stock issuable upon the exercise of any option or stock appreciation right or pursuant to any award of restricted stock or deferred stock unit pursuant to the Plan, or any combination thereof.

     15. Restrictions on Delivery and Sale of Shares. Each option and restricted stock award and deferred stock unit granted under the Plan is subject to the condition that if at any time the Board, in its discretion, shall determine that the listing, registration or qualification of the shares covered by such option or award upon any securities exchange or under any state or federal law is necessary or desirable as a condition of or in connection with the granting of such option or award or the purchase or delivery of shares thereunder, the delivery of any or all shares pursuant to exercise of the option or upon expiration of the restriction or deferral period may be withheld unless and until such listing, registration or qualification shall have been effected. The Board may require, as a condition of exercise of any option, or grant of a restricted stock award or deferred stock unit, that the Participant represent, in writing, that the shares received are being acquired for investment and not with a view to distribution and agree that the shares will not be disposed of except pursuant to an effective registration statement, unless the Company shall have received an opinion of counsel satisfactory to the Company that such disposition is exempt from such requirement under the Securities Act of 1933. The Board may require that the sale or other disposition of any shares acquired upon exercise of an option hereunder or upon expiration of a restriction or deferral period shall be subject to a right of first refusal in favor of the Company, which right shall permit the Company to repurchase such shares from the Participant or his or her representative prior to their sale or other disposition at their then current fair market value in accordance with such terms and conditions as shall be specified in the agreement evidencing the grant of the option, restricted stock award or deferred stock unit. The Company may endorse on certificates representing shares issued upon the exercise of an option or expiration of a restriction or deferral period, such legends referring to the foregoing representations or restrictions or any other applicable restrictions on resale as the Company, in its discretion, shall deem appropriate.

16.      Change in Control.

     (a) In the event of a Change in Control of the Company, as defined below, the Board may, in its sole discretion, provide that any of the following applicable actions be taken as a result, or in anticipation, of any such event to assure fair and equitable treatment of Participants:

     (i) accelerate the exercisability of any outstanding options, or the expiration of restriction periods of restricted stock or the expiration of deferral periods of deferred stock units awarded pursuant to this Plan;

     (ii) offer to purchase any outstanding options or shares of restricted stock or deferred stock units made pursuant to this Plan from the holder for its equivalent cash value, as determined by the Board, as of the date of the Change in Control; or

     (iii)make adjustments or modifications to outstanding options, restricted stock or deferred stock units as the Board deems appropriate to maintain and protect the rights and interests of the Participants following such Change in Control.

Any such action approved by the Board shall be conclusive and binding on the Company, its subsidiaries and all Participants.

     (b) In no event, however, may (i) any option be exercised prior to the expiration of six (6) months from the date of grant (unless otherwise provided in the agreement evidencing the option), or (ii) any option be exercised after ten (10) years from the date it was granted.

     (c) To the extent not otherwise defined in this Plan, the following terms used in this Paragraph 16 shall have the following meanings:

"Affiliate" means any other corporation or other entity which controls, is controlled, directly or indirectly, by, or under common control with, the Company and which the Board designates as an "Affiliate" for purposes of the Plan.

"Associate" of a Person means (a) any corporation or organization of which such Person is an officer or partner or is, directly or indirectly, the Beneficial Owner of 10% or more of any class of equity securities, (b) any trust or other estate in which such Person has a substantial beneficial interest or as to which such Person serves as trustee or in a similar fiduciary capacity and (c) any relative or spouse of such Person, or any relative of such spouse, who has the same home as such Person or who is a director or officer of such Person or any of its parents or subsidiaries.

"Beneficial Owner" has the meaning ascribed thereto in Rule 13d-3 under the Exchange Act, except that, in any case, a Person shall be deemed the Beneficial Owner of any securities owned, directly or indirectly, by the Affiliates and Associates of such Person.

"Change in Control" means (a) a majority of the board of directors ceases to consist of Continuing Directors; (b) any Person becomes the Beneficial Owner of 25% or more of the outstanding voting power of the Company unless such acquisition is approved by a majority of the Continuing Directors; (c) the stockholders of the Company approve an agreement to merge or consolidate into any other entity, unless such merger or consolidation is approved by a majority of the Continuing Directors; or (d) the stockholders of the Company approve an agreement to dispose of all or substantially all of the assets of the Company, unless such disposition is approved by a majority of the Continuing Directors.

"Continuing Director" means any member of the board of directors who is a member on the effective date of the Plan as set forth in Paragraph 21 hereof or who is elected to the board of directors after such date upon the recommendation or with the approval of a majority of the Continuing Directors at the time of such recommendation or approval.

"Person" means an individual, a corporation, a partnership, an association, a joint stock company, a trust, any unincorporated organization or a government or a political subdivision thereof or any other entity

     17. Right to Terminate Employment. Nothing in the Plan or in any option granted under the Plan shall confer upon any Participant the right to continue as an employee of the Company or affect the right of the Company or any of its subsidiaries to terminate the Participant's employment at any time, subject, however, to the provisions of any agreement of employment between the Participant and the Company, its parent, if any, or any of its subsidiaries.

     18. Transfer or Leave of Absence. For purposes of this Plan, neither (i) a transfer of an employee from the Company to a subsidiary or other affiliate of the Company, or vice versa, or from one subsidiary or affiliate of the Company to another, nor (ii) a duly authorized leave of absence, shall be deemed a termination of employment.

     19. Adjustment Provisions: Effect of Certain Transactions. If there shall be any change in the Common Stock of the Company, through merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, dividend in kind or other like change in capital structure or distribution to shareholders of the Company (other than normal cash dividends), in order to prevent dilution or enlargement of participants' rights under the Plan, the Board (or the counterpart Board of any entity assuming the obligations of the
Plan) shall adjust, in an equitable manner, the number and kind of shares that may be issued under the Plan, the number and kind of shares subject to outstanding options and rights, the consideration to be received upon exercise of options or in respect of rights, the exercise price applicable to outstanding options and rights, and/or the fair market value of the shares and other value determinations applicable to outstanding options and rights. Appropriate adjustments may also be made by the Board (or the counterpart Board of any entity assuming the obligations of the Plan) in the terms of any options and rights under the Plan to reflect such changes or distributions and to modify any other terms of outstanding options and rights on an equitable basis. In addition, the Board (or the counterpart Board of any entity assuming the obligations of the Plan) is authorized to make adjustments to the terms and conditions of, and the criteria included in, options and rights in recognition of unusual or nonrecurring events affecting the Company or the financial statements of the Company, or in response to changes in applicable laws, regulations or accounting principles.

20.      Expiration and Termination of the Plan.

     20.1 General. Options and awards of restricted stock and deferred stock units may be granted under the Plan at any time and from time to time on or prior to the tenth anniversary of the effective date of the Plan as set forth in Paragraph 21 hereof (the "Expiration Date"), on which date the Plan will expire except as to options then outstanding and stock subject to restriction or deferral periods under the Plan. Such outstanding options shall remain in effect until they have been exercised, terminated or have expired; such restricted stock shall remain subject to restriction until expiration of the restriction period in accordance with Paragraph 11 hereof and such deferred stock units shall remain subject to deferral until expiration of the deferral period in accordance with Paragraph 12. The Plan may be terminated, modified or amended by the board of directors at any time on or prior to the Expiration Date, except with respect to any options then outstanding under the Plan; provided, however, that the approval of the Company's stockholders will be required for any amendment which (i) changes the class of employees eligible for grants, as specified in Paragraph 4, (ii) increases the maximum number of shares subject to grants, as specified in Paragraph 3 hereof (unless made pursuant to the provisions of Paragraph 19 hereof) or (iii) materially increases the benefits accruing to participants under the Plan, within the meaning of Rule 16b-3 promulgated under the Exchange Act.

     20.2 Modifications. No modification, extension, renewal or other change in any option or award of restricted stock or deferred stock unit granted under the Plan shall be made after grant, unless the same is consistent with the provisions of the Plan and does not disqualify an incentive stock option under the provisions of Section 422 of the Code.

     21. Effective Date of Plan. The Plan (as amended and restated) shall become effective on March 21, 2000, the date of its adoption by the board of directors, subject, however, to the approval of the Plan by the Company's stockholders within 12 months of such adoption.


                                  EXHIBIT 10.10

                  2001, Consulting Services Support Corporation

                     CONSULTING SERVICES SUPPORT CORPORATION
                              AFFILIATION AGREEMENT

     The undersigned bank ("Bank"), separate consulting services firm ("Consulting Services Entity") and individuals ("Program Participants")
(collectively and, as applicable individually, referred to herein as "Affiliates"), by signing this Affiliation Agreement, agree to affiliate with Consulting Services Support Corporation, and its subsidiaries, (Consulting Services Support Corporation and its subsidiaries are herein collectively referred to as "CSSC"), which collectively accept such affiliation upon their execution of this Agreement, subject to the following terms and conditions. CSSC provides training, a financial services business development Program, consulting service support, and other service and assistance to banks, such as Affiliates (hereinafter referred to as "Consulting Services Support ProgramSM" or "Program) (as such terms are regulatorily defined), all subject the provisions set forth below.

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

     1.3 Holding of Licenses and Registrations. Affiliates agree to place and maintain their Licenses and Registrations, in compliance with all state and federal laws and regulations and the rules of other regulatory entities, with such entities as CSSC shall, from time to time, designate with Mutual Service Corporation ("MSC"), a registered broker/dealer through which brokerage services are currently provided to Program Participants. Each individual Program Participant agrees to execute and comply with the provisions of an MSC Registered Representative Agreement in such form as CSSC has negotiated with MSC. The cost of annual renewal of state securities, investment advisory, and insurance registrations, if any, shall be the responsibility of each registered Program Participant.

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

     1.6 Compensation of Affiliate. If Affiliate successfully "Implements" all or any portion of a financial services solution on behalf of a client, the client executes all required documents, and takes all other actions necessary (e.g., pays the required insurance premiums, pays for securities purchased, etc.) to implement the particular financial services solutions), then CSSC will cause to be paid to the appropriately licensed Program Participants the share of the commissions or other compensation generated by him or her, all as set forth in Schedule D. No commissions or other compensation will be due until the funds to which Affiliates' revenue shares apply are actually received by CSSC or its subsidiaries. If an Affiliate's client fails to pay an invoice for a service rendered by an Affiliate through CSSC's Program, then CSSC may, at its option, deduct its share of such unpaid amount (i.e., the amount of the unpaid invoice multiplied by CSSC's revenue share set forth on the current Schedule D) from any amounts due the Affiliate hereunder, or charged to any credit card which Affiliate has previously authorized CSSC to charge. Any unpaid balance shall accrue interest at the lesser of (a) 18% per annum; or (b) the maximum rate permissible by the laws of the state in which Consulting Services Entity is located.

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

     2.2 Compliance.

     2.2.1 Compliance Manual. Program Participants agree to read and be familiar with he contents of MSC's Compliance Manual, as it may be amended from time to time, or any other compliance manual that CSSC may adopt and/or substitute therefor. In addition, Affiliates agree to comply with the terms, conditions, and procedures set forth therein, and agree that a material or continuing failure to do so may result in the termination of this Agreement by CSSC for cause in accordance with Section 3.2 below.

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

     4.1.2 CSSC's Duty of Confidentiality. During and after the term of thisAgreement, CSSC shall maintain the confidentiality of Affiliates' clients, only using the information that it obtains regarding such clients to further the intent and purposes of this Agreement and/or assist in the providing of the financial services needed by Affiliates' clients. After termination of this Agreement, CSSC agrees not to directly or indirectly solicit Affiliates' clients, and shall only provide routine servicing and account maintenance for Affiliates' clients and such additional services as Affiliates' clients may request and/or reasonably need. This paragraph does not prohibit general advertising by CSSC not specifically targeted to Affiliates' clients.

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

     4.3 Non-Competition. Affiliates shall, at all times, retain the right to perform and continue to perform the types and levels of services provided by Affiliates prior to the execution of this Agreement, provided that such activities can be offered under existing federal, state, and other regulatory exemptions from the licensing and registration requirements set forth in Schedule B. Outside of the scope of the foregoing reservation of rights, Affiliates shall not, either directly or indirectly, during the term of this Agreement, without the prior written consent of CSSC, engage in any business activities within the scope of CSSC's service capabilities with, through, or in relationship with any person(s) and/or entity(ies) other than CSSC. It isunderstood that this prohibition includes, but is not limited to: o the placing, securing, or sale of any stocks, bonds, mutual funds, securities, annuities, insurance, or any other type of financial services or products, to clients, or other entities and/or individuals; or o assisting other firms, entities or individuals to render, provide, or sell such products and financial services, in any manner involving Affiliates' receipt of compensation from the firms, entities or individuals providing such products or services (whether on a commission, referral fee, fee for service, or other basis). During the term of this Agreement, and for a period of three (3) years following its termination, Affiliates shall not, either directly or indirectly, engage in any employment or business activities that compete, directly or indirectly, with CSSC. This prohibition is intended to prevent Affiliates from in any way participating in or assisting in the marketing to other accounting firms, law firms, banks, advisory professionals (of all types), financial planners, and others of support services, programs or methodologies similar to those offered by CSSC. This includes, but is not limited to, assisting such firms, professionals and/or entities in rendering financial services or other consulting services to the clients of such firms, professionals and/or entities through the provision of any knowledge, information, services or support of any nature other than: to the making of uncompensated referrals of clients of Affiliates during the term of this Agreement (after the termination of this Agreement, there shall be no such restriction on the making of compensated referrals of clients), or to the provision of normal accounting services to them. This provision is not intended to prevent the rendering of financial services by Affiliates to Bank's clients, through any relationship with any other financial services entity(ies), after the termination of this Agreement.

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

     5.1IT IS AGREED THAT ANY CONTROVERSY BETWEEN THE PARTIES ARISING OUT OF THIS AGREEMENT SHALL BE SUBMITTED TO ARBITRATION CONDUCTED BEFORE THE NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC., AND IN ACCORDANCE WITH ITS RULES. THE ARBITRATION PROCEEDING IS COMMENCED ONLY BY SERVICE UPON THE OTHER PARTY OF A WRITTEN DEMAND FOR ARBITRATION OR A WRITTEN NOTICE OF INTENTION TO ARBITRATE. IT IS THE INTENT OF THE PARTIES THAT THIS ARBITRATION AGREEMENT SHALL APPLY TO CSSC, AND ANY AFFILIATE OR EMPLOYEE OF THE CONSULTING SERVICES ENTITY. NOTWITHSTANDING THE FOREGOING, THE PARTIES HERETO AGREE THAT CSSC MAY APPLY TO A JUDICIAL COURT TO SEEK THE INJUNCTIVE AND OTHER RELIEF SET FORTH IN SECTION 6.5 OF THIS AGREEMENT.

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

BANK:

First Security Bank of Lexington         /s/ John S. Shropshire
___________________________________ By:
(Please print or type Bank name)
                                    Its:    President & CEO
                                    Date:   1-29-02
                                    Address:318 East Main Street
                                            Lexington, KY  40507

CONSULTING SERVICES ENTITY:

First Security Capital Management, Inc.
_________________________________   By: /s/ John S. Shropshire
(Please print or type name of Consulting
Services Entity)                    Its:     President
                                    Date:    1-29-02
                                    Address: 318 East Main Street
                                             Lexington, KY  40507


PROGRAM PARTICIPANTS:
Each individual associated with the Consulting Services Entity who becomes affiliated with CSSC must execute this Agreement below, or later execute an Addition of signature page adding the individual as a bound party to this Agreement.

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


 Exhibit 21
                                 Subsidiaries

     Subsidiaries of First Security Bancorp, Inc.

     First Security Bank of Lexington, Inc.

 Exhibit 22
                    Consent of Independent Public Accountants

We hereby consent to the incorporation by reference in the Form S-8 Registration Statement No. 333-98625 of First Security Bancorp, Inc. of our report dated January 24, 2003 on the consolidated financial statements of First Security Bancorp, Inc. as of and for the years December 31, 2002 and 2001 as included in the registrant's annual report on From 10-KSB.

/s/ Crowe, Chizek and Company LLP
Crowe, Chizek and Company LLP

Lexington, Kentucky
March 28, 2003

Exhibit 99.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Form 10-K of First Security Bancorp, Inc. for the year ended December 31, 2002, I, John S. Shropshire, Chief Executive Officer and Principal Financial Officer of First Security Bancorp, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) Such Form 10-K for the year ended December 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in such Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operation of First Security Bancorp, Inc.


By:/s/ John S. Shropshire
       John S. Shropshire
President, Chief Executive Officer and
Principal Financial Officer

Date:  March 31, 2003