Form 10QSB
period 2003-03-31
FIRST SECURITY BANCORP INC /KY/
filed 2003-05-15
CIK 1109610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                For the quarterly period ended March 31, 2003

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

                       _X_ Yes ___ No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common stock, no par value - 1,479,566 shares outstanding as of May 13, 2003.

Transitional Small Business Disclosure Format (check one):
                     ___ Yes   X _No_




FIRST SECURITY BANCORP, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
           Consolidated Balance Sheets........................................2
           Consolidated Statements of Income..................................2
           Consolidated Statement of Changes in Shareholders' Equity..........2
           Consolidated Statements of Cash Flow...............................3
           Notes to Consolidated Financial Statements.........................4
Item 2. Management's Discussion and Analysis or Plan of Operation............11
Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................................18

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                          First Security Bancorp, Inc.
                     Consolidated Balance Sheets (Unaudited)
                                  (in thousands)

Assets
                                           March 31,              December 31,         March 31,
                                             2003                     2002               2002
                                             ----                     ----               ----


Cash and due from banks                   $  3,423                 $  4,744            $ 6,085
Federal funds sold                          14,120                    4,069                 32
                                          --------                 --------             ------
         Total cash and cash equivalents    17,543                    8,813              6,117
Securities available for sale               41,237                   43,046             45,163
Loans held for sale                          2,865                    3,390                 --
Loans                                      160,189                  167,458            155,908
         Less allowance for loan losses     (2,570)                  (2,459)            (1,679)
                                          ---------               ---------           --------
Net loans                                  157,619                  164,999            154,229
Federal Home Loan Bank stock                   750                      742                545
Leasehold improvements, premises
         and equipment net                   7,851                    7,932              7,822
Accrued interest receivable                  1,108                    1,176              1,259
Other assets                                 1,242                      988                840
                                          --------                ---------           --------
         Total Assets                     $230,215                 $231,086           $215,975
                                           =======                  =======            =======

Liabilities and Shareholders' Equity

Liabilities
         Deposits
  Non-interest bearing                    $ 19,713                 $ 20,478           $ 16,091
  Time deposits $100,000 and over           51,708                   50,255             51,235
  Other interest bearing                   120,175                  118,222            117,054
                                         ---------                ---------          ---------
         Total Deposits                    191,596                  188,955            184,380
Repurchase agreements and
         short term borrowing                4,608                    8,211              8,981
Federal Home Loan Bank Advances             14,157                   14,517              4,829
Accrued interest payable                       607                      578                788
Other liabilities                              315                      361                 30
                                         ---------                ---------          ---------
         Total Liabilities               $ 211,283                $ 212,622          $ 199,008


Shareholders' Equity

Common stock, no par value                   8,457                    8,385              8,385
Paid-in Capital                              8,457                    8,385              8,385
Retained earnings                            1,555                    1,432                543
Accumulated other comprehensive
   income                                      463                      262               (346)
                                          --------                ---------           --------
         Total Shareholders' Equity         18,932                   18,464             16,967
                                          --------                ---------           --------
Total Liabilities and Shareholders'Equity $230,215                 $231,086           $215,975
                                           =======                  =======            =======

                          First Security Bancorp, Inc.
                           Consolidated Statements of
                               Income (Unaudited)
                     (in thousands, except per share data)
                                                      Three Months Ended
                                                           March 31,
                                                  2003                 2002
                                                  ----                 ----
Interest Income
         Loans, including fees                   $2,647             $ 2,752
         Securities - taxable                       196                 326
         Securities - non-taxable                   126                 159
         Federal funds sold                          10                  11
         Other                                       10                   6
                                                  -----               -----
                                                  2,989               3,254

Interest Expense
         Deposits                                 1,339               1,800
         Other                                      159                  89
                                                  -----               -----
                                                  1,498               1,889
                                                  -----               -----
Net Interest Income                               1,491               1,365

Provision for loan losses                           145                 157
                                                  -----               -----
Net interest income after
         provision for loan losses                1,346               1,208

Non-Interest Income
         Service charges and
           fees on deposits                         183                 125
         Gain on sale of loans                      241                   -
         Other                                       36                  39
                                                 ------              ------
                                                    460               $ 164
Non-Interest expense
         Salaries and
           employee benefits                        854               $ 587
         Occupancy and equipment                    272                 214
         Data processing                             53                  38
         Advertising                                 40                  47
         Professional fees                           48                  37
         Taxes other than payroll,
           property and income                       22                  49
         Other                                      390                 220
                                                  -----               -----
                                                  1,679               1,192
                                                  -----               -----
Income before income taxes                          127                 180
         Provision for income taxes                  (4)                (20)
                                                  -----               -----
         Net income                             $   123             $   160
                                                  =====               =====

Weighted average shares common outstanding:
         Basic                                    1,460               1,456
         Diluted                                  1,640               1,493

Earnings per share
         Basic                                    $ .08              $  .11
         Diluted                                  $ .08                 .11


                          First Security Bancorp, Inc.
            Consolidated Statement of Changes In Shareholders' Equity
                           (Unaudited) (in thousands)

                                                                                Accumulated
                                                     Additional                 Other            Total
                           --Common Stock--          Paid-In     Retained       Comprehensive    Shareholders'
                           Shares   Amount           Capital     Earnings       Income (Loss)    Equity

Balance January 1, 2003    1,456    $ 8,385          $ 8,385      $1,432         $   262         $ 18,464

Net Income                     -          -                -         123               -              123

Stock warrants exercised      14         72               72           -               -              144

Net change in unrealized gain (loss)
     on securities available for sale net
     of tax effects                       -                -          -              201              201

                         -------   --------         --------    --------         --------        --------
Balance March 31, 2003     1,470    $ 8,457          $ 8,457      $1,555          $  463         $ 18,932
                            ====      =====            =====      =====            =====           ======


                          First Security Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                           (Unaudited) (in thousands)
                                                        Three Months Ended
                                                             March 31,
                                                          2003      2002
                                                          ----      ----
Cash flows from Operating Activities:
Net income                                               $123      $ 160
Adjustments to reconcile net income to net
  cash from operating activities
         Depreciation                                     121        102
         Amortization and accretion on available
            for sale securities, net                        9         63
         Provision for loan losses                        145        157
         Federal Home Loan Bank Stock dividends            (8)        (6)
         Originations of loans available for sale     (19,428)         0
         Proceeds from sale of loans                   20,194          0
         Gains on sale of mortgage loans                 (241)         0
         Change in assets and liabilities:
                  Accrued interest receivable              68       (126)
                  Other assets                           (254)        (9)
                  Accrued interest payable                 29        (44)
                  Other liabilities                      (148)      (534)
                                                      --------    -------
Net cash from operating activities                        610       (237)

Cash flows from investing activities
         Net change in loans                            7,235     (3,502)
         Activity in available for sale securities
                  Maturities, calls,
                     and principal repayments           3,989      1,837
                  Purchases                            (1,886)   (14,784)
                  Sales                                     0          0
         Leasehold improvements and net purchases
             of premises and equipment                    (40)      (268)
                                                       -------    -------
                Net cash from investing activities      9,298    (16,717)

Cash flows from financing activities
         Net change in deposits                         2,641     15,636
         Net changes in repurchase agreements
            and short-term borrowings                  (3,603)    (3,976)
         Proceeds from Federal Home Loan Bank advance       -      2,500
         Payments on Federal Home Loan Bank advances     (360)        (7)
         Stock warrants exercised                         144          -
                                                       ------    -------
         Net cash from financing activities            (1,178)    14,153
                                                       ------    -------
Net change in cash and cash equivalents                 8,730     (2,801)

Cash and cash equivalents at beginning of period        8,813      8,918
                                                       ------    -------
Cash and cash equivalents at end of period            $17,543    $ 6,117
                                                       ======     ======
Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for:   Interest    1,469      1,933

                                            Income Taxes  260        450


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The accounting and reporting policies of First Security Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Security Bank of Lexington, Inc. (the "Bank") conform to Generally Accepted Accounting Principles in the United States of America. The significant policies are described below.

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

     Operating Segments: Internal financial information is primarily recorded and aggregated in two lines of business, banking and mortgage banking. While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all financial service operations are considered by management to be aggregated within one reportable operating segment.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     Compensation expense under Company stock option arrangements is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation.


                                                     Three months ended
                                                         March 31,
                                           (in thousands, except per share data)
                                                        2003          2002
                                                        ____          ____

Net income as reported                                  $ 123         $ 160
Deduct: Stock-based compensation expense
 determined under fair value based method                (121)          (45)
                                                        _____          _____
Pro forma net income                                    $   2         $ 115
                                                        =====           ====

Basic earnings per share as reported                   $  .08        $  .11
Pro forma basic earnings per share                         --           .08

Diluted earnings per share as reported                 $  .08        $  .11
Pro forma diluted earnings per share                       --           .08


NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related unrealized holding gains and losses were as follows:

                                            Gross             Gross             Gross
                                            Amortized         Unrealized        Unrealized       Fair
                                            Cost              Gains             Losses           Value
                                            --------------    --------------    -------------    ------
                                                              (in thousands)
Available for Sale


March 31, 2003
         U. S. Government and federal agency       $2,079                7            $   -    $   2,086
         State and municipal                       14,059              506              (19)      14,546
         Mortgage-backed                           24,411              194                -       24,605
                                                   ------              ---             -----      ------
         Total debt securities                   $ 40,549            $ 707            $ (19)    $ 41,237
                                                   ======              ===             =====      ======
December 31, 2002
         U. S. Government and federal agency       $1,009              $ 8                 -      $1,017
         State and municipal                       14,072              241              (62)      14,251
         Mortgage-backed                           27,580              200               (2)      27,778
                                                   ------             ----             -----      ------
         Total debt securities                   $ 42,661            $ 449           $ (64)     $ 43,046
                                                   ======             ====             =====      ======

     Securities pledged at March 31, 2003 and year-end 2002 had carrying amounts of $5.4 million and $4.8 million, respectively, and were pledged to secure customer repurchase agreements and advances from the Federal Reserve Discount window.

NOTE 3 - LOANS

Loans at March 31, 2003 and December 31, 2002 consisted of the following:

                                            March 31, 2003     December 31, 2002
                                           --------------    ------------------
                                                    (in thousands)
Commercial                                       $ 42,712             $ 48,159

Mortgage loans on real estate:
         Commercial                                64,061                64,025
         Residential                               17,110                17,871
         Construction                              21,696                20,664
         Home Equity                                9,821                10,180
         Consumer credit card                         727                   885
         Consumer                                   4,062                 5,674
                                                  -------               -------
                                                $ 160,189             $ 167,458
                                                  =======               =======

Changes in the allowance for loan losses were as follows:

                                                    Three Months Ended
                                                         March 31,
                                                      (in thousands)

                                                      2003       2002
                                                      ----       ----
Beginning balance                                 $  2,459    $ 1,538
         Loans charged off                             (43)       (18)
         Recoveries                                      9          2
         Provision for loan losses                     145        157
                                                    ------     ------
Ending balance                                    $  2,570    $ 1,679
                                                    ======     ======


NOTE 4 - EARNINGS PER SHARE

Earnings per share were computed as follows:

                                                     Three Months Ended
                                                          March 31,
                                          (in thousands, except per share data)
                                                      2003               2002
                                                       ----              ----

Basic
         Net Income                                   $ 123             $ 160
         Weighted average common shares outstanding   1,460             1,456

Basic earnings per common share                        $.08              $.11

Diluted
         Net Income                                    $123              $160
         Weighted average common shares outstanding   1,460             1,456

         Add: Dilutive effects of assumed
            exercises of stocks warrants and options    180                37
                                                  ---------         ---------
         Average shares and dilutive potential
            common shares                             1,640             1,493
                                                      =====             =====
Diluted earnings per common share                      $.08             $ .11

NOTE 5 - Stock Options

     The company maintains a stock option plan whereby certain employees of the Company are eligible to receive incentive stock options. The Plan is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the Plan, a maximum of 200,000 shares of the Company's common stock may be issued through the exercise of these options. The option price is the fair market value of the Company's shares at the date of the grant. The options are exercisable in five to ten years from the date of grant and vest either immediately or over a five-year period.

     During the first quarter of 2003 the Company awarded each external (non-employee) member of the Board of Directors one thousand (1,000)options to purchase shares of the Company's common stock. These options were granted in recognition of services to the company in lieu of directors fees for the preceding year and were established at an exercise price of $19.55 per share, which equaled the most recent market price of the stoock at the date of the grant. An aggregate of twenty-two thousand (22,000) options were granted at that time.

NOTE 6 - Acquisition

     On June 3,  2002,  the Bank  acquired  certain  assets  of  First  Mortgage
Company, Inc.("First Mortgage"), in Lexington, Kentucky. First Mortgage originated mortgage loans for sale into the secondary market. The purchase agreement included a purchase price of up to $476,000, $69,000 of which was due at closing. The remainder of the purchase price is payable contingent upon the earnings of the mortgage division of the Bank over the next four years. The agreement also requires the Bank to enter into a four-year employment agreement with First Mortgage's former shareholder and president at a salary level similar to that of other executives of the Bank.


Part I Item 2.

Management's Discussion and Analysis of Plan of Operation

General

     The Bank is a commercial banking corporation organized under the laws of the Commonwealth of Kentucky, and is a wholly-owned subsidiary of the Company. The Bank offers a variety of products and services through four full service offices including the acceptance of deposits for checking, savings and time deposit accounts; extension of secured and unsecured loans to corporations, individuals and others; issuance of letters of credit; and rental of safe deposit boxes. The Bank's lending activities include commercial and industrial loans, real estate, installment, and other consumer loans and revolving credit plans. Operating revenues are derived primarily from interest and fees on loans and from interest on investment securities. The Bank also engages in mortgage banking activities originating loans for sale in the secondary market.

     During the first quarter of 2003, the employment of the Bank's Chief Financial Officer and Controller was terminated (Refer to Part II, Item 6). An interim consultant was retained to assist with the daily operations, and in April 2003, the Company and the Bank hired to a Chief Financial Officer.

     The Company has made, and may continue to make, various forward-looking statements with respect to credit quality (including delinquency trends and the allowance for loan losses), corporate objectives and other financial and business matters. When used in this discussion the words "anticipate," "project," "expect," "believe," and similar expressions are intended to identify forward-looking statements. In addition to factors disclosed by the Company, the following factors, among others, could cause actual results to differ materially from such forward-looking statements: Pricing pressures on loan and deposit products; competition; changes in economic conditions both nationally and in our market; the extent and timing of actions of the Federal Reserve Board; customers' acceptance of our products and services; the extent and timing of legislative and regulatory actions and reforms; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.

     Because of the risks and uncertainties inherent in forward-looking statements, readers of this report on Form 10-QSB are cautioned not to place undue reliance on such statements, whether included in this report or made elsewhere from time to time by the Company or on its behlaf. The Company assumes no obligation to update any forward-looking statements.

Overview

     The mission of the Bank is to firmly establish itself in Lexington, Kentucky as a full-service bank providing traditional products and services typically offered by commercial banks. The Lexington banking market is highly competitive with 19 commercial banks and thrift institutions currently serving the market. Most of the banks in Lexington are part of larger bank holding companies headquartered outside of the Lexington / Fayette County market and Kentucky. Promoting local management has proven effective for the Bank in attracting customers, fostering loyalty and establishing and maintaining strong asset quality.

Result of Operations

Net Income

     Net income for the three months ended March 31, 2003 was $123,000, down from $160,000 for the same period in 2002. The decline in net income in the first quarter of 2003 as compared to the first quarter of 2002 resulted primarily from decreases in investment income and increases in non-interest expenses.

Net Interest Income

     The Company's principal source of revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as market interest rates.

     The change in net interest income is typically measured by changes in net interest spread and net interest margin. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin is determined by dividing net interest income by interest-earning assets.

     Net interest income was $1.491 million for the three months ended March 31, 2003 compared to $1.365 million in 2002, resulting in an increase of $126,000 or 9.23%. The increase in net interest income was primarily the result of volume increases in earning assets. Net interest margin declined to approximately 2.74% for the quarter ended March 31, 2003 versus 2.78% for the quarter ended March 31, 2002. Net interest spread increased to 2.32% for the three months ended March 31, 2003 from 2.27% for the same period in 2002. Net interest margin decreased due to the reinvestment of maturities and paydowns of investment securities and loans into highly liquid, lower yielding federal funds sold and other U.S. Government and Agency obligations. Net interest spread increased as a result of rates paid on deposits decreasing faster than the decrease in yields on interest bearing assets.

Non-Interest Income and Expense

     Other non-interest income increased from $164,000 to $460,000 for the three months ended March 31, 2002, as compared to the same period in 2003. Components of other non-interest income include service charges, fees on deposit accounts, gain on sale of loans, gains on sale of securities, and other fees. The increase from 2002 to 2003 in non-interest income is a result of the $241,000 of gains on sale of loans held for sale and solo through the Bank's mortgage division. Management anticipates that service charge income on deposit accounts will continue to grow commensurate with the Bank's deposit base and as a result of the introduction of a new checking product.

     Total non-interest expense increased from $1,192,000 to $1,679,000 for the three months ended March 31, 2002 as compared to the same period in 2003. The primary cause of the increase in non-interest expense were increases in salaries and benefits and occupancy and equipment expenses relating to the operation of the Bank's mortgage banking division (see Note 6).

     Salaries and benefits increased from $587,000 to $854,000 for three months ended March 31, 2003 as compared to the same period in 2002. The number of full-time equivalent employees increased from 41 at March 31, 2002, to 61 at March 31, 2003. Staffing levels increased as a result of the continued expansion of customer services and the acquisition of First Mortgage.

     Occupancy and equipment expenses, net of rental revenue, were $214,000 and $272,000 for the three months ended March 31, 2002, and 2003, respectively. Building lease revenue was down from $ 62,000 to $20,000 for the three months ended March 31, 2002 as compared to the same period in 2003. The decline is a result of the Bank subleasing its old main office facility for a portion of 2002.

Financial Condition

     Total assets decreased slightly during the quarter from $231 million at December 31, 2002 to $230.2 million at March 31, 2003. However, on a year-to-year basis, total assets increased approximately 6% from $216 million at March 31, 2002 to $230 million at March 31, 2003.

     Earning assets increased from $216.2 million as of December 31, 2002 to $219.4 million as of March 31, 2003. Net loans decreased from $165.0 million as of December 31, 2002 to $157.6 million as of March 31, 2003. Total deposits increased from $189.0 million as of December 31, 2002 to $191.6 million as of March 31, 2003.

Investment Securities

     The Bank's investment portfolio consists of state and municipal bonds and mortgage-backed bonds. The amortized cost of investment securities decreased from $43.0 million as of December 31, 2002 to $40.5 million as of March 31, 2003. The decrease in investment securities was a result of principal paydowns on mortgage-backed securities and payments on state and municipal securities. These amounts were invested in federal funds sold until April 2003 when the Bank purchased an additional $8 million of investment securities.

Loans

     Net loans decreased $7.4 million from $165.0 million as of December 31, 2002, to $157.6 million as of March 31, 2003. The decline was a result of large commercial paydowns in the first quarter of 2003. Most of these paydowns were expected. As of December 31, 2002 and March 31, 2003, approximately 66% of the Bank's loan portfolio was in loans to commercial businesses and commercial real estate borrowers. Loans in the consumer sector of the portfolio, which includes consumer mortgage and other consumer loans, comprised approximately 34% of the portfolio as of the end of both periods. The Bank desires increased penetration within the consumer loan market and believes its new branch locations should help build new customer relationships.

Allowance and Provision for Loan Losses

     The provision for loan losses was $157,000 and $145,000 for the periods ending March 31, 2002, and 2003 respectively. Year to date net charge-offs were $34,000 for the three months ended March 31, 2003 and $16,000 for the three months ended March 31, 2002. The allowance for loan losses to total loans was 1.60% as of March 31, 2003 as compared to 1.47% at December 31, 2002 and 1.08% at March 31, 2002.

     The level of non-performing loans is an important element in assessing asset quality and the relevent risk in the Bank's credit portfolio. Non-performing loans include non-accrual loans, loans delinquent 90 days or more and restructured loans. Loans are classified as non-accrual when management believes that collection of interest is doubtful, but for which principal is considered collectible. A loan is defined as impaired when full payment under the terms is not expected. Impaired loans also include troubled debt restructurings. Impairment is evaluated on an aggregate basis for smaller balance loans of similar nature such as residential mortgage and consumer loans, and on an individual basis for larger balance commercial loans. The Bank's policy is to charge off all or a portion of an impaired loan upon determination that it is probable the full amount will not be collected. As of March 31, 2003, nonperforming assets totalled $5.2 million compared to $6.3 million as of December 31, 2002. Non-performing assets as a percentage of total loans was 3.28% at March 31, 2003 as compared to 3.75% at December 31, 2002. The decrease was due to an increased effort by management to collect on delinquent loans.

     Included in non-performing assets are loans that are considered to be troubled debt restructurings in the amount of approximately $3.3 million. These loans to a troubled franchise restaurant operator were restructured as of December 31, 2002 in an effort by the Bank to gain additional security in the form of cash, liens on business assets and certain franchise rights and mortgages. However, there can be no assurance as to the value of such additional collateral, nor assurance as to the immunity of the Bank's security position from challenges in the event of a bankruptcy proceeding involving such borrower.

     The allowance for loan losses is regularly evaluated by management and reported quarterly to the Board of Directors. Management maintains the allowance for loan losses at a level believed to be sufficient for probable losses in the portfolio at a point in time. Management's allowance for loan losses estimate consists of specific and general reserve allocations as influenced by various factors. Such factors include changes in lending policies and procedures; underwriting standards; collection, charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

     During the second half of 2002, in an effort to improve its collection process and loan review, the Bank hired a Chief Credit Officer, a Credit Manager and an independent consultant to perform reviews of loans. As a result of this increased attention and increased effort to analyze credit risk and collateral, a few loans have received a downgrade on their risk ratings. These downgrades have led to additional provisions to the allowance for loan losses. Management believes this process has been effective and that no further provisions for loan losses related to these loans are necessary based on information currently available.

     To evaluate the loan portfolio, management has also established loan grading procedures. These procedures establish a grade for each loan upon origination which is periodically reassessed throughout the term of the loan. Grading categories include prime, good, satisfactory, fair, watch, substandard, doubtful, and loss. Specific allowance allocations are calculated for individual loans having been graded watch or worse based on the specific collectability of each loan. Loans graded watch or worse also include loans severely past-due and those not accruing interest. Loss estimates are assinged to each loan, which results in a portion of the allowance for loan losses to be specifically allocated to that loan.

     For loans not individually graded and assigned loss estimates, as described above, a general allowance allocation is computed using totals of each loan grading category (reduced by loans fully secured by certificates of deposit with the Bank and accounts receivable financing with established reserve accounts) multiplied by an estimated loss factor applied to each grading category. The sum of the calculation for each grading category represents the general allowance. These loss factors are typically developed over time using actual loss experience adjusted for the various factors discussed above.

     Management believes the allowance for loan losses at March 31, 2003 was adequate. Although the Bank believes it uses the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

Deposits and Other Borrowings

     The deposit base provides the major funding source for earning assets. Total deposits increased by $2.6 million from December 31, 2002 to March 31, 2003. Deposits have grown at historically consistent levels. Interest-bearing demand deposits were up from 10.3% of total deposits as of December 31, 2002, to 11.0% of total deposits as of March 31, 2003.

     The table below illustrates the Bank's deposits by major categories as of March 31, 2003 and December 31, 2002;

DEPOSITS
                                                  March 31,        December 31,
                                                      2003                2002
                                                      ----                ----
                                                          (in thousands)

Interest-bearing demand deposits               $ 21,102               $ 19,472

Savings deposits                                 21,418                 20,634

Time deposits less than $100,000                 77,655                 78,116

Time deposits $100,000 and over                  51,708                 50,255
                                               --------               --------
         Total interest-bearing deposits        171,883                168,477

         Total noninterest-bearing deposits      19,713                 20,478
                                               --------               --------
                  Total                       $ 191,596              $ 188,955
                                               ========               ========

Liquidity

     Liquidity management is the process by which management attempts to ensure that adequate liquid funds are available to meet financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit obligations to borrowers, servicing long-term obligations, paying operating expenses, funding capital expenditures and maintaining reserve requirements. Liquidity is monitored closely by the Asset/Liability Management Committee of the Bank Board of Directors, which monitors interest rates and liquidity risk while implementing appropriate funding and balance sheet strategies.

     The Bank has  established  a limited  number of  alternative  or  secondary sources to provide additional liquidity and funding sources when needed to support lending activity or other liquidity needs. These alternative funding sources currently include unsecured federal funds lines of credit from five correspondent banks aggregating approximately $24 million; a secured repurchase agreement line of credit from a correspondent bank based upon the market value of pledged securities; and a secured repurchase agreement arrangement with an agency of the Commonwealth of Kentucky. Additionally, the Bank is a member of the Federal Home Loan Bank of Cincinnati which allows the Bank to borrow based on the level of qualifying residential loans which serve as collateral for this type of borrowing. At March 31, 2003, the Bank could borrow an additional $27 million based on available collateral.

     The Bank had total short-term borrowings of $22.7 million and $18.8 million as of December 31, 2002, and March 31, 2003, respectively. Borrowings at March 31, 2003 were in the form of customer repurchase agreements in the amount of $4.6 million, and Federal Home Loan Bank advances in the amount of $14.2 million. The need for future borrowing arrangements above current levels will be evaluated by management with consideration given to the growth prospects of the loan portfolio, liquidity needs, costs of deposits, market conditions and other factors. Short-term liquidity needs for periods of up to one year may be met through federal funds lines of credit borrowings and short-term Federal Home Loan Bank advances. The Federal Home Loan Bank additionally offers advance programs of varying maturities for terms beyond one year.

Capital

     Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Total capital as of December 31, 2002 was $18.5 million or 8.00% of assets. Total capital as of March 31, 2003 increased to $18.9 million or 8.22% of assets.

     The Company and the Bank exceed the regulatory requirements for all capital ratios. The Company intends to maintain a capital position that meets or exceeds the "well-capitalized" requirements as defined by these regulations by exploring opportunities to raise new capital or moderate growth rates at levels sustaining a well capitalized position. In addition to capital regulations, state banking regulations limit the Bank's ability to pay dividends without prior approval. Under these regulations, the Bank may pay dividends in any calendar year only to the extent of current year's net profits plus the retained net profits of the preceding two years and not in excess of the balance of retained earnings then on hand. The Company also has regulatory limits on dividends, but these are less restrictive. The Company does not anticipate paying dividends to shareholders for the next several years as any earnings generated will be retained to support future growth opportunities.

Part I. Item 3.

Controls and Procedures

     Company management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. Notwithstanding such conclusion, it should be noted that the Company's former Chief Financial Officer and Assistant Controller were terminated on March 2, 2003. The Company's current Chief Financial Officer was hired on April 7, 2003. While there have been no significant changes in internal controls subsequent to the date that the Chief Executive Officer and the Chief Financial Officer completed their evaluation of such controls, the fact that the Company operated approximately one month without a Chief Financial Officer may have an impact on the effectiveness of the Company's internal controls during the period from March 2, 2003 to April 7, 2003.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.

        (b) Reports on Form 8-K

            A report on Form 8-K dated February 24, 2003 was filed by the registrant reporting the registrant's earnings for the year ending December 31, 2002.

            A report on Form 8-K dated March 10, 2003 was filed by the registrant reporting the termination on March 2, 2003 of the employment of Chief Financial Officer, Ben A. New.

            A report on Form 8-K dated April 22, 2003 was filed by the registrant reporting John G. Sullivan had been named Chief Financial Officer and Executive Vice-President effective April 7, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  May 14, 2003                     First Security Bancorp, Inc.

                                        By:/s/John S. Shropshire
                                        ________________________
                                        John S. Shropshire
                                        President and Chief Executive Officer

Date:  May 14, 2003                     By:/s/John G. Sullivan
                                        ______________________
                                        John G. Sullivan
                                        Chief Financial Officer and
                                        Executive Vice-President


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


Date: May 14, 2003                        By:  /s/ John S. Shropshire
                                          ___________________________
                                          John S. Shropshire
                                          Chairman, President, and CEO

CERTIFICATION

I, John G. Sullivan, certify that:

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

Date:  May 14, 2003                             By:/s/ John G. Sullivan
                                                _______ _______________
                                                John G. Sullivan
                                                Chief Financial Officer and
                                                Executive Vice-President

                                  EXHIBIT INDEX

Exhibit 11.       Statement Regarding Computation of Per Share Earnings
                  (see Note 4 "Earnings Per Share" in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Report for such computation)


Exhibit 99.1      Certification of Principal Executive Officer Pursuant to
                  18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification of Principal Financial Officer Pursuant to the 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Form 10-QSB of First Security Bancorp, Inc. for the quarter ended March 31, 2003, I, John S. Shropshire, Chief Executive Officer of First Security Bancorp, Inc., hereby certify pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Form 10-QSB for the quarter ended March 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in such Form 10-QSB for the quarter ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operation of First Security Bancorp, Inc.


Date:  May 14, 2003.                      By:/s/ John S. Shropshire
                                          _________________________
                                          John S. Shropshire
                                          Chief Executive Officer



Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Form 10-QSB of First Security Bancorp, Inc. for the quarter ended March 31, 2003, I, John G. Sullivan, Chief Financial Officer of First Security Bancorp, Inc., hereby certify pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Form 10-QSB for the quarter ended March 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in such Form 10-QSB for the quarter ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operation of First Security Bancorp, Inc.


 Date:  May 14, 2003.                   By:/s/ John G. Sullivan
                                        _______________________
                                        John G. Sullivan
                                        Chief Financial Officer