Form 10QSB
period 2003-06-30
FIRST SECURITY BANCORP INC /KY/
filed 2003-08-19
CIK 1109610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
                Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                                       Or

 __   Transition report pursuant to Section 13 or 15(d) of the Exchange Act

                        Commission File Number 000-49781

                          First Security Bancorp, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Kentucky                                          61-1364206
            --------                                          ----------
    (State of other jurisdiction of                         (I.R.S. Employer
           incorporation or organization)                   identification No.)

318 East Main Street, Lexington,  Ky.   40507
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

                                          X Yes ___ No
                                         ---

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common stock, no par value - 1,484,926 shares outstanding as of July 28, 2003.

Transitional Small Business Disclosure Format (check one):
                                 ___ Yes   X   No

FIRST SECURITY BANCORP, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis or Plan of Operation
Item 3.  Controls and Procedures

PART II -OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Security Holders
Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                          First Security Bancorp, Inc.
                     Consolidated Balance Sheets (Unaudited)
                                 (in thousands)



Assets                                     June 30,     December 31,    June 30,
                                            2003               2002         2002
                                            ----               ----         ----

Cash and due from banks                   $  13,112     $   4,744     $   5,421
Federal funds sold                            7,227         4,069           451
                                          ---------     ---------     ---------
Total cash and cash equivalents              20,339         8,813         5,872
Securities available for sale                37,606        43,046        45,097
Loans held for sale                           1,953         3,390         1,688
Loans                                       164,721       167,458       163,856
Less allowance for loan losses               (2,294)       (2,459)       (1,526)
                                          ---------     ---------     ---------
Net loans                                   162,427       164,999       162,330
Federal Home Loan Bank stock                    757           742           688
Leasehold improvements, premises
   and equipment, net                         7,749         7,932         7,922
Accrued interest receivable                     993         1,176         1,209
Other assets                                  1,101           988           589
                                          ---------     ---------     ---------
Total Assets                              $ 232,925     $ 231,086     $ 225,395
                                          =========     =========     =========
Liabilities and Shareholders' Equity

Liabilities
 Deposits
Non-interest bearing                        $ 21,337      $ 20,478      $ 17,356
Time deposits $100,000 and over               53,964        50,255        52,434
Other interest bearing                       117,516       118,222       120,493
                                            --------      --------      --------
Total Deposits                               192,817       188,955       190,283
Repurchase agreements and
short-term borrowings                          3,699         8,211         2,865
Federal funds purchased                        2,689          --            --
Federal Home Loan Bank advances               13,614        14,517        13,490
Accrued interest payable                         530           578           659
Other liabilities                                259           361           193
                                            --------      --------      --------
Total Liabilities                           $213,608      $212,622      $207,490
                                            --------      --------      --------

Shareholders' Equity

Common stock no par value                            8,515      8,385      8,385
Paid-in capital                                      8,515      8,385      8,385
Retained earnings                                    1,757      1,432        869
Accumulated other comprehensive
   income                                              530        262        266
                                                  --------   --------   --------
Total Shareholders' Equity                          19,317     18,464     17,905
                                                  --------   --------   --------
Total Liabilities and Shareholders' Equity        $232,925   $231,086   $225,395
                                                  ========   ========   ========

                          First Security Bancorp, Inc.
                  Consolidated Statements of Income (Unaudited)
                      (in thousands, except per share data)


                                            Three Months Ended                    Six Months Ended
                                                  June 30                              June 30
                                        2003                  2002              2003                 2002
                                        ----                  ----              ----                 ----

Interest Income
     Loans, including fees                   $2,573            $2,791             $5,220            $5,543
     Securities- taxable                        172               364                368               690
     Securities- nontaxable                     139               174                265               333
     Federal funds sold and other                27                12                 47                29
                                          ---------         ---------          ---------         ---------
                                              2,911             3,341              5,900             6,595
                                          ---------         ---------          ---------         ---------
Interest Expense
     Deposits                                 1,259             1,614              2,598             3,414
     Other                                      151               119                310               208
                                          ---------         ---------          ---------         ---------
                                              1,410             1,733              2,908             3,622
                                          ---------         ---------          ---------         ---------
Net Interest Income                           1,501             1,608              2,992             2,973
Provision for loan losses                       324               233                469               390
                                          ---------         ---------          ---------         ---------
Net interest income after
     provision for loan loss                  1,177             1,375              2,523             2,583

Non-Interest Income
     Service charges and deposit
         fees                                   186               136                369               261
Gain on sale of loans                           314                21                575                21
Gain on sale of securities - net                342                65                342                65
Other                                            98                76                114               115
                                          ---------          --------           --------          --------
                                                940               298              1,400               462

Non-Interest Expense
     Salaries and employee benefits             836               614              1,690             1,201
     Occupancy and equipment                    283               240                555               454
     Data processing                             86                64                184               131
Advertising                                      49                31                 89                78
Professional fees                               196                69                244               106
Taxes other than payroll, property,
       and income                                58                48                 80                97
     Other                                      355               202                700               393
                                          ---------         ---------          ---------         ---------
1,863    1,268                                3,542             2,460
Income before income taxes                      254               405                381               585

Provision for income taxes                       52                79                 56                99
                                          ---------         ---------          ---------         ---------


Net income                                     $202              $326               $325              $486
                                              =====             =====              =====             =====

Weighted average common shares outstanding:
     Basic                                    1,476             1,456              1,468             1,456
     Diluted                                  1,518             1,512              1,518             1,504

Earnings per share:
     Basic                                     $.14              $.22               $.22              $.33
     Diluted                                   $.13              $.22               $.21              $.32


                          First Security Bancorp, Inc.
      Consolidated Statement of Changes In Shareholders' Equity (Unaudited)
                                 (in thousands)

                                                                                Accumulated
                                                     Additional                 Other            Total
                           --Common Stock--          Paid-In     Retained       Comprehensive    Shareholders'
                           Shares   Amount           Capital     Earnings       Income (Loss)    Equity

Balance January 1, 2003    1,456    $ 8,385          $ 8,385    $ 1,432           $  262        $ 18,464

Net Income                     -          -                -        325                -             325

Stock warrants exercised      26        130              130                                         260

Net change in unrealized gain (loss)
on securities available for sale, net
of reclassification and tax effects       -                -          -              268             268

                           -----     ------           ------     ------            -----         -------
Balance June 30, 2003      1,482     $8,515           $8,515     $1,757             $530         $19,317
                           =====     ======           ======     ======            =====         =======

                          First Security Bancorp, Inc.
                      Statements of Cash Flows (Unaudited)
                                 (in thousands)



                                                             Six Months Ended
                                                                 June 30

                                                              2003         2002
                                                              ----         ----

Cash flows from Operating Activities:
Net income                                                 $    325    $    486
Adjustments to reconcile net income to net
  cash from operating activities
     Depreciation                                               234         215
     Amortization of identified intangibles                       4           2
     Amortization and accretion on available for sale
          securities, net                                       382         136
     Provision for loan losses                                  469         390
     Federal Home Loan Bank Stock dividends                    (15)        (13)
     Gain on sale of securities                               (342)        (65)
Gain on sale of mortgage loans                                (575)        (21)
     Originations of loans held for sale                   (39,806)          --
     Proceeds from sale of loans held for sale               41,818          --
     Change in assets and liabilities:
         Accrued interest receivable                            183        (76)
         Other assets                                         (117)        (66)
         Accrued interest payable                              (48)       (173)
         Other liabilities                                    (254)       (381)
                                                           --------    --------
Net cash from operating activities                            2,258         434
                                                           --------    --------
Cash flows from investing activities
     Net change in loans                                      2,102    (13,503)
     Activity in available for sale securities
        Maturities, Calls, and principal repayments           8,980       3,434
        Purchases                                           (7,424)    (24,788)
        Sales                                                 4,265       9,393
     Leasehold improvements and net purchases
         of premises and equipment                             (51)       (414)
     Purchases of FHLB Stock                                    --        (136)
     Cash paid in acquisition                                   --         (67)
                                                           --------    --------
Net cash from investing activities                            7,872    (26,081)
                                                           --------    --------
Cash flows from financing activities
     Net change in deposits                                   3,862      21,539
     Net changes in repurchase agreements                   (4,512)    (10,092)
     Net changes in federal funds purchased                   2,689
     Proceeds from Federal Home Loan Bank
         advances                                               --       11,300
     Repayments on Federal Home Bank advances                 (903)       (146)
     Stock warrants exercised                                   260          --
                                                           --------    --------
Net cash from financing activities                            1,396      22,601
                                                           --------    --------

Net change in cash and cash equivalents                      11,526      (3,046)

Cash and cash equivalents at beginning of period              8,813        8,918
                                                           --------     --------
Cash and cash equivalents at end of period$ 20,339         $  5,872
                                                           ========    ========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
         Interest                                          $  2,947     $  3,795
         Income taxes                                      $    260     $    530

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Where appropriate, some items in the prior period financial statements have been reclassified to conform to the current presentation.

Operating results for the three-month and six-month periods ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

         Compensation expense under Company stock option arrangements is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation were followed.



                                              Three Months Ended         Six Months Ended
                                                     June 30                  June 30
                                           2003          2002             2003         2002
                                           ----          ----             ----         ----
                                   (in thousands, except for per share data)

Net income as reported                   $   202      $    326     $   325        $   486
Deduct: Stock based compensation
   expense determined under fair
   market value based method                (12)         (242)       (133)           (254)





                                         ------       --------     -------         -------
Pro forma net income                     $  190       $     84     $   192         $   232
                                         ======       ========     =======         =======

Basic earning per share as reported      $  .14       $    .11     $   .22         $   .33
Pro forma basic earnings per share       $  .13       $    .06     $   .13         $   .16

Diluted earnings per share as reported   $  .13       $    .22     $   .21         $   .32
Pro forma diluted earnings per share     $  .13       $    .06     $   .13         $   .15



NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related unrealized holding gains and losses were as follows:


                                            Gross             Gross             Gross
                                            Amortized         Unrealized        Unrealized       Fair
                                            Cost              Gains             Losses           Value
                                            --------------    --------------    -------------    ------
                                                              (in thousands)
Available for Sale

June 30, 2003
         U. S. Government and
              Federal Agency                $ 4,880         $     105         $      --         $4,985
         State and Municipal                  9,922               498                --         10,420
         Mortgage-backed                     22,000               201                --         22,201
                                            -------         ---------          --------         ------
         Total debt securities              $36,802         $     804         $      --        $37,606
                                            =======         ==========         ==========      =======

December 31, 2002
         U. S. Government and
              Federal Agency                $  1,009        $       8         $      --         $1,017
         State and Municipal                  14,072              241              (62)         14,251
         Mortgage-backed                      27,580              200               (2)         27,778
                                            --------        ----------        ---------         ------
         Total debt securities              $ 42,661        $      449        $    (64)        $43,046
                                            ========        ==========        ========         =======



         Securities pledged at June 30, 2003 and year-end 2002 had carrying amounts of $5.0 million and $4.8 million, respectively, and were pledged to secure customer repurchase agreements.

NOTE 3 - LOANS

Loans at June 30, 2003 and December 31, 2002 consisted of the following:

                               June 30, 2003                  December 31, 2002
                               -------------                 ------------------
                                             (in thousands)

Commercial                     $  40,458                      $   47,612
Real Estate:
     Commercial                   67,991                          64,325
     Residential                  16,051                          17,871
     Construction                 23,423                          20,664
     Home Equity                  10,634                          10,180
Consumer Credit Card                 819                           1,033
Consumer                           5,345                           5,773
                               ---------                      ----------
                               $ 164,721                      $  167,458
                               =========                      ==========


Changes in the allowance for loan losses were as follows:


                             Three Months Ended                Six Months Ended
                                   June 30                           June 30
                          2003              2002             2003          2002
                          ----              ----             ----          ----
                                               (in thousands)

Beginning balance        $2,570            $1,679            $2,459       $1,538

Provision                   324               233               469          390

Recoveries                    2                 2                11            4

Loans charged off         (602)             (388)             (645)        (406)
                       --------          --------          --------     --------
Ending balance           $2,294            $1,526           $2,294       $1,526
                         ======            ======           ======       ======

NOTE 4: EARNINGS PER SHARE

Earnings per share were computed as follows:

                                            Three Months Ended                  Six Months Ended
                                                 June 30                             June 30
                                            2003               2002            2003               2002
                                           --------          --------       ---------          --------
                                                          (in thousands, except for per share data)

Basic
     Net Income                           $  202            $  326             $  325            $  486
     Weighted average common
         shares outstanding                1,476             1,456              1,468             1,456
Basic earnings per common share           $  .14            $  .22             $  .22            $  .33



Diluted
     Net Income                           $ 202             $ 326              $ 325             $ 486
     Weighted average common
         shares outstanding               1,476             1,456              1,468             1,456

        Add: Dilutive effects of assumed
             exercises of stock warrants
             and options                     42                56                 49                48
                                          -----            ------             ------            ------
        Average shares and dilutive
           potential common shares        1,518             1,512              1,518             1,504
                                          =====             =====              =====             =====

Diluted earnings per common share        $  .13            $  .22              $ .21             $ .32

Stock options for 65,500 shares of common stock were excluded from the calculations for the three and six month periods ended June 30, 2003 because their impact was antidilutive.


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

         During the first quarter of 2003 the Company awarded each external (non-employee) member of the Board of Directors one thousand (1,000) options to purchase shares of the Company's common stock. These options were granted in recognition of services to the Company in lieu of directors fees for the preceding year and were established at an exercise price of $19.55 per share, which equaled the most recent market price of the stock at the date of the grant. An aggregate to twenty-two thousand (22,000) options were granted at that time.

NOTE 6 - ACQUISTION

         On June 3, 2002, the Bank acquired certain assets of First Mortgage Company, Inc. ("First Mortgage") in Lexington, Kentucky. First Mortgage originated mortgage loans for sale into the secondary market. The purchase agreement included a purchase price of up to $476,000, $69,000 of which was due at closing. The remainder of the purchase price is payable contingent upon the earnings of the mortgage division of the Bank over the next four years. During 2003, no additional contingent liability has been accrued, based on the minimum profitability levels required for such additional contingent payments. The agreement also requires the Bank to enter into a four-year employment agreement with First Mortgage's former shareholder and president at a salary level similar to that of other executives of the Bank.


NOTE 7 - SUBSEQUENT EVENT

         On July 11, 2003, the Company's president (who also held the position of chairman of the board of directors) resigned effective September 1, 2003. Coincident with the acceptance of his resignation, the Company and the president entered into a termination agreement which provides for a continuation of salary and benefits for a limited period in exchange for, among other benefits to the Company, a non-competition agreement covering a period of one year. The cost to the Company is approximately $90,000 and was recorded as a liability in the Company's financial statements in the third quarter of 2003 such that the present value of the contract was expensed commensurate with the signing and effective date of the agreement.

Part I Item 2.

Management's Discussion and Analysis or Plan of Operation

General

         First Security Bancorp is a one bank holding company that conducts business through its wholly-owned subsidiary, First Security Bank, a commercial banking organization organized under the laws of the Commonwealth of Kentucky. First Security Bank offers a variety of products and services through four full -service offices including the acceptance of deposits for checking, savings and time deposit accounts; extension of secured and unsecured loans to corporations, individuals and others; issuance of letters of credit; and rental of safe deposit boxes. First Security Bank's lending activities include commercial and industrial loans, real estate, installment, and other consumer loans and revolving credit plans. Operating revenues are derived primarily from interest and fees on loans and from interest on investment securities. The Bank also engages in mortgage banking activities originating loans for sale in the secondary market.

         On July 11, 2003 the Bank's president resigned, with an effective date of September 1, 2003. The president also resigned as chairman of the board of directors, but remains as a member of the board. The chairman of the Bank's Executive Committee of the Board was elected as the new Chairman of the Board on July 15, 2003. The board of directors is presently evaluating candidates to succeed the president on or before his departure date of September 1, 2003.

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

         Because of the risks and uncertainties inherent in forward-looking statements, readers of this report on Form 10-QSB are cautioned not to place undue reliance on such statements, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

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


Results of Operations

Net Income

         Net income for the three months ended June 30, 2003 was $202,000, as compared to $326,000 for the same period in 2002. Net income for the six month period ended June 30, 2003 was $325,000, as compared to $486,000 for the same period in 2002. The decline in net income for both comparable periods resulted primarily from increases in the provision for loan losses and increases in non-interest expenses. Also impacting the current quarter was a decline in net interest income.

         Decreases in net interest income are attributable primarily to decreases in investment income caused by the rapid decline in interest rates over the last four quarters. Over this time span, the bank had made substantial investments in mortgage backed securities, in the form of investments in mortgage pools, often paying a premium for the investments. As general interest rates have fallen, borrowers whose mortgage debt was included in the pools, refinanced their debt to obtain lower rates. This caused these investments to be repaid much faster than anticipated. With the faster repayment, the premiums on the investments were written off against investment income, causing the yields to decline. In addition, the proceeds from the repayments were reinvested into lower yielding investments, such as federal funds sold and other U.S. Government and Agency bonds.

         For the six months ended June 30, the bank's provision for loan losses was $469,000 as compared to $390,000 for the comparable period of 2002. The majority of this increase between 2002 and 2003 was attributable to two problem credits relationships in the bank, one of which was both fully reserved for and charged off during the second quarter of 2003.

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

         Net interest income was $1,501,000 for the three months ended June 30, 2003, as compared to $1,608,000 in 2002, resulting in a decline of $107,000 or 6.65%. On a year-to-date basis through June 30, net interest income totaled $2,992,000 for 2003, essentially unchanged from the $2,973,000 for the same period in 2002.

         Net interest margin was 2.76% for the quarter ended June 30, 2003 versus 3.14% for the quarter ended June 30, 2002. The net interest margin for the quarter ended June 30, 2003 was essentially unchanged from the 2.74% for the first quarter of 2003.

         Net interest spread was 1.97% for the three months ended June 30, 2003, as compared to 2.27% for the same period in 2002. The net interest spread for the second quarter of 2003 improved slightly from the 1.94% level of the first quarter of 2003. Net interest spread increased during the quarter as a result of rates paid on deposits decreasing faster than the decrease in yields on interest bearing assets.

         The decrease in net interest margin and net interest spread on a year to year comparison and the decrease in net interest income during the quarter resulted from the steep declines in the general interest rate environment that have occurred over the last three quarters. During this time frame, the bank has reinvested maturities and repayments of investment securities and loans into highly liquid, lower yielding federal funds sold and other U.S. Government and Agency obligations. During this time frame, the cost of deposits and other funding sources has not declined as rapidly as the yield on loans and investments, because a large portion of the deposit base and other funding sources, such as advances from the Federal Home Loan Bank, were previously entered into with original maturities greater than one year. Thus, while income yields have fallen dramatically, rate adjustments to funding costs are essentially on a delayed basis, with the benefits of a falling interest rate environment to be realized over the next several quarters.

Non-Interest Income and Expenses

         Non-interest income is made up of several income categories, including service charges, fees on deposit accounts, gain on sale of loans, gains on sale of securities, and other fees. Non-interest income increased to $940,000 for the three months ended June 30, 2003, as compared to $298,000 earned in the same period in 2002. On a year-to-date basis, non-interest income increased to $1,400,000 from $462,000 for the same period in 2002. The increase in non-interest income is primarily attributable to increases in gains from the sale of mortgage loans and securities.

         Total non-interest expense increased to $1,863,000 for the three months ended June 30, 2003 as compared to $1,268,000 for the same period in 2002. On a year-to-date basis, total non-interest expense increased to $3,542,000 as compared to $2,460,000 for the same period in 2002. The increase in non-interest expense for these comparable periods is primarily attributable to increases in salaries and benefits and occupancy and equipment expenses relating to the operation of the Bank's mortgage banking division (see Note 6) and increases in legal and professional fees relating to strategic planning matters and problem loan administration.

         Salaries and benefits increased to $836,000 for the three months ended June 30, 2003 as compared to $614,000 for the same period in 2002. On a year-to-date basis, salaries and benefits increased to $1,690,000 as compared to $1,201,000 for the same period in 2002. As previously noted, the primary cause of this increase is the cost of additional staff in the mortgage banking division, which was started in May, 2002. The number of full-time equivalent employees at June 30, 2003 was 63, as compared to 53.5 at June 30, 2002 and 56.5 at December 31, 2002. The increase in staffing levels is a result of the continued expansion of customer services and the acquisition of First Mortgage (see Note 6).

         Occupancy and equipment expenses totaled $283,000 for the three months ended June 30, 2003, as compared to $240,000 for the same period in 2002. On a year-to-date basis, occupancy and equipment expenses totaled $555,000, as compared to $454,000 for the same period in 2002.

Financial Condition

         Total assets increased slightly during the quarter, from $230.2 million at March 31, 2003 to $232.9 million at June 30, 2003. On a year-to-date basis, total assets remained essentially flat, increasing from $231.1 million at December 31, 2002 to $232.9 million at June 30, 2003.

         Earning assets before deduction for the allowance for loan losses as of June 30, 2003 were $212.3 million, as compared to $219.2 million at March 31, 2003 and $218.7 million at December 31, 2002. The decline in the measurement of the one-day balance is attributable to excess funds held in a non-interest bearing correspondent account pending investment. For the three month and six month periods ended June 30, 2003, average earning assets totaled $217.7 million and $217.1 million, respectively.


Investment Securities

         First Security Bank's investment portfolio consists primarily of state and municipal bonds and mortgage backed bonds. The amortized cost of investment securities decreased from $40.5 million as of March 31, 2003 to $36.8 million at June 30, 2003. The decrease in investment securities was primarily the result of the sale of approximately $3.8 million in state and municipal bonds and principal repayments on mortgage-backed securities.

Loans

         Loans, net of the allowance for loan losses, increased $4.8 million during the quarter from $157.6 million as of March 31, 2003 to $162.4 million as of June 30, 2003. For the six month period ended June 30, 2003, loans, net of the allowance for loan losses, decreased by $2.6 million, from $165 million at December 31, 2002 to the $162.4 million balance at June 30, 2003.

         The decline for the six month period was a result of several large commercial repayments in the first quarter of 2003. Most of these repayments were expected. The increase during the second quarter was the result of efforts by the bank to replenish the paid off loans.

         As  of  December  31,   2002,   March  31,  2003  and  June  30,  2003,
approximately 67% of the Bank's loan portfolio was in loans to commercial businesses and commercial real estate borrowers. Loans in the consumer sector of the portfolio, which includes consumer mortgage and other consumer loans, comprised approximately 33% of the portfolio as of the end of both periods. The Bank desires increased penetration within the consumer loan market and believes its new branch locations should help build new customer relationships.

Allowance and Provision for Loan Losses

         The provision for loan losses for the three month period ended June 30, 2003 and 2002, respectively, was $324,000 and $233,000. The provision for the six month year-to-date period ended June 30, 2003 and 2002 was $469,000 and $390,000, respectively. Net loans charged off for the six month periods June 30, 2003 and 2002, respectively, was $634,000 and $402,000. Included in the net loan charge-offs in 2003 was approximately $418,000 relating to one customer. In addition to that charge off of $418,000, the Bank recognized a loss of $100,000 on the disposition of collateral pledged by that customer. The allowance for loan losses to total loans was 1.39% as of June 30, 2003 as compared to 1.47% at December 31, 2002 and .93% at June 30, 2002.

         The level of non-performing assets is an important element in assessing asset quality and the relevant risk in the Bank's credit portfolio. Non-performing assets include non-accrual loans, loans delinquent 90 days or more, restructured loans and repossessed assets. Loans are classified as non-accrual when management believes that collection of interest is doubtful, but for which principal is considered collectible. A loan is defined as impaired when full payment under the terms is not expected. Impaired loans also include troubled debt restructurings. Impairment is evaluated on an aggregate basis for smaller balance loans of similar nature such as residential mortgage and consumer loans, and on an individual basis for larger balance commercial loans. The Bank's policy is to charge off all or a portion of an impaired loan upon determination that it is probable the full amount will not be collected. As of June 30, 2003, nonperforming assets totaled $4.6 million compared to $6 million at March 31, 2003 and $6.7 million as of December 31, 2002. Non-performing assets as a percentage of total loans was 2.80% at June 30, 2003, as compared to 3.77% at March 31, 2003 and 3.97% at December 31, 2002. These decreases were due to an increased effort by management to identify problem credits, to charge off credits deemed to be uncollectible and to enforce collection on delinquent loans.

         Included in non-performing assets are loans that are considered to be troubled debt restructurings in the amount of approximately $3.3 million. These loans to a troubled franchise restaurant operator were restructured as of December 31, 2002 in an effort by the Bank to gain additional security in the form of cash, liens on business assets and certain franchise rights and mortgages. However, there can be no assurance as to the value of such additional collateral, nor assurance as to the immunity of the Bank's security position in the event of a bankruptcy proceeding involving such borrower.

         The allowance for loan losses is regularly evaluated by management and reported monthly to the Board of Directors. Management maintains the allowance for loan losses at a level believed to be sufficient for probable incurred losses in the portfolio at a point in time. Management's allowance for loan losses estimate consists of specific and general reserve allocations as influenced by various factors. Such factors include changes in lending policies and procedures; underwriting standards; collection, charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

         During the second half of 2002, in an effort to improve its collection process and loan review, the Bank hired a Chief Credit Officer, a Credit Manager and an independent consultant to perform review of loans. As a result of this increased attention and increased effort to analyze credit risk and collateral, a few loans have received a downgrade on their risk ratings. These downgrades have led to additional provisions to the allowance for loan losses. Management believes this process has been effective and that no further provisions for loan losses related to these loans are necessary based on information currently available.

         To evaluate the loan portfolio, management has also established loan grading procedures. These procedures establish a grade for each loan upon origination which is periodically reassessed throughout the term of the loan. Grading categories include highest quality, above average, average, low average, watch, substandard, doubtful, and loss. Loans graded watch or worse also include loans severely past-due and those not accruing interest. Specific reserve allocations are calculated for individual loans having been graded watch, substandard, doubtful, and loss based on the specific estimated collectability (and by reference, estimated inherent risk of loss) of each loan. The aggregate of the estimated inherent risk of loss then becomes a portion of the allowance for loan losses to be specifically allocated to that loan. These calculations are referred to as specific allocations.

         For loans not individually graded watch, substandard, doubtful or loss, an estimated loss factor is calculated and applied to each category, after reducing the category amounts for cash equivalent collateral held by the bank (such as certificates of deposit issued by the bank and held as collateral) and guaranties from the federal government (such as SBA guaranties). A general allowance allocation is computed using totals of each loan grading category (as adjusted) multiplied by an estimated loss factor applied to each grading category. The sum of the calculation for each grading category represents the general allowance. These loss factors are typically developed over time using actual loss experience adjusted for the various factors discussed above.

         The sum of the specific allocations and the general allocation represents management's best estimate of the probable incurred losses contained in the loan portfolio at the measurement date.

         Management believes the allowance for loan losses at June 30, 2003 was adequate. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.


Deposits and Other Borrowings

         The deposit base provides the major funding source for earning assets. Total deposits increased by $3.9 million from December 31, 2002 to June 30, 2003. Non-interest bearing demand deposits increased as a percentage of total deposits from 10.3% as of December 31, 2002, to 11.1% as of June 30, 2003.

         The table below illustrates our deposits by major categories as of June 30, 2003 and December 31, 2002:

DEPOSITS
                                            June 30,              December 31
                                              2003                   2002
                                              ----                   ----
                                                    (in thousands)

Interest-bearing demand deposits          $  20,014                $ 19,472

Savings deposits                             20,847                  20,634

Time deposits less than $100,000             76,655                  78,116

Time deposits $100,000 and over              53,964                  50,255
                                          ---------                --------

    Total interest-bearing deposits         171,480                 168,477

    Total non-interest-bearing deposits      21,337                  20,478
                                           --------                --------
                  Total                    $192,817                $188,955
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

         The Bank has established a limited number of alternative or secondary sources to provide additional liquidity and funding sources when needed to support lending activity or other liquidity needs. These alternative funding sources currently include unsecured federal funds lines of credit from five correspondent banks aggregating approximately $24 million; a secured repurchase agreement line of credit from a correspondent bank based upon the market value of pledged securities; and a secured repurchase agreement arrangement with an agency of the Commonwealth of Kentucky. Additionally, First Security Bank is a member of the Federal Home Loan Bank of Cincinnati which allows First Security Bank to borrow based on the level of qualifying residential loans which serve as collateral for this type of borrowing. At June 30, 2003, First Security Bank could borrow an additional $24 million based on available collateral.

         The Bank had total other borrowings of $20 million as of June 30, 2003 as compared to $22.7 million as of December 31, 2002. Borrowings at June 30, 2003 were in the form of customer repurchase agreements and federal funds purchased in the aggregate amount of $6.4 million, and Federal Home Loan Bank advances in the amount of $13.6 million. Customer repurchase agreements and federal funds purchased are all deemed to be short term in nature. The Federal Home Loan Advances consist of nine advances, with maturities ranging from May 28, 2004 through December 1, 2016. The aggregate repayment requirement on these advances is as follows:

                                            Amount
         Repayment Terms               (in thousands)
         ---------------               --------------
         0 - 1 Year                         $  4,225
         1 - 2 Years                           2,307
         2 - 3 Years                           2,154
         3 - 4 Years                             445
         5 Years and beyond                    4,483
                                          ----------
         Total                               $13,614
                                              ======

         The need for future borrowing arrangements above current levels will be evaluated by management with consideration given to the growth prospects of the loan portfolio, liquidity needs, costs of deposits, market conditions and other factors. Short-term liquidity needs for periods of up to one year may be met through federal funds lines of credit, borrowings and short-term Federal Home Loan Bank advances. The Federal Home Loan Bank additionally offers advance programs of varying maturities for terms beyond one year.

Capital

         Under generally accepted accounting principles, total shareholders' equity as of December 31, 2002 was $18.5 million or 8.00% of assets. Total shareholders' equity as of June 30, 2003 increased to $19.3 million or 8.29% of assets.

         Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. These measurements of "risk based capital" include equity capital, the allowance for loan losses in the capital base, and assess risk levels to various assets, depending upon their individual risk assignment. These capital measurements are referred to as tier 1 capital, tier two capital and total capital.

         The Company and the Bank exceed the regulatory requirements for all three capital ratios. First Security Bancorp intends to maintain a capital position that meets or exceeds the "well-capitalized" requirements as defined by these regulations by exploring opportunities to raise new capital or moderate its growth rate at levels sustaining a well capitalized position.

         In addition to capital regulations, state banking regulations may limit the Bank's ability to pay dividends to the Company without prior approval. Under these regulations, the Bank may pay dividends in any calendar year only to the extent of current year's net profits plus the retained net profits of the preceding two years and not in excess of the balance of retained earnings then on hand. The Company also has regulatory limits on dividends, but less restrictive. The Company does not anticipate paying dividends to shareholders for the next several years as any earnings generated will be retained to support future growth opportunities.


Part I.  Item 3.

Controls and Procedures

         Company management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter covered by the report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the quarter, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

         No change in the Company's internal control over financial reporting was identified in connection with the evaluation that occurred during the quarter ended June 30, 2003, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of First Security Bancorp, Inc. was held May 20, 2003. Matters submitted to, and approved by, shareholders are listed below, as is a tabulation of voting. There were no broker non-votes.

(1)      Election of Directors: The following persons nominated as directors were elected:

                                                                Withheld
                                 Votes For                      Authority
         John S. Shropshire      1,212,444                         41,650
         Dennis R. Anderson      1,252,094                          2,000
         John D. Barlow          1,252,094                          2,000
         Erle L. Levy            1,252,094                          2,000
         David R. McCulloch      1,252,094                          2,000
         Ira P. Mersack, M.D.    1,252,094                          2,000
         D. Woodford Webb, Jr.   1,252,094                          2,000

         The names of the other directors whose term of office as a director continued after the meeting are as follows:

         Len Aldridge            Kenneth L. Gerson, M.D.    Harold G. Campbell
         A. F. Dawahare          Ronald J. Saykaly, M.D.    Kathy E. Walker
         Julian E. Beard         Tommy R. Hall              Robert J. Rosenstein
         Richard S. Trontz       William T. Vennes          William A. Combs
         Nick O. Rowe*

         * Mr. Rowe resigned subsequent to June 30, 2003.

(2) Proposal to approve an amendment to the First Security Bancorp, Inc. Stock Award Plan to increase the number of shares subject to awards granted under the Stock Award Plan:

                         Votes For          Against           Abstain
                         ---------          -------           -------
                          974,187            23,450            14,672


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

              The exhibits listed on the Exhibit Index of this Form 10-QSB are filed or furnished as a part of this report.

        (b) Reports on Form 8-K

              A report on Form 8-K dated April 22, 2003 was filed by the registrant reporting under Item 5 the appointment of John G. Sullivan as the registrant's Executive Vice President and Chief Financial Officer.

              A report on Form 8-K dated May 22, 2003 was filed by the registrant reporting the registrant's earnings for the quarter ending March 31, 2003.

              A report on Form 8-K dated July 11, 2003 was filed by the registrant reporting under Item 5 the resignation effective
              September 1, 2003 of the Company's President and Chief Executive Officer, John S. Shropshire.

              A report on Form 8-K dated July 28, 2003 was filed by the registrant reporting under Item 5 the announcement that Len Aldridge had been elected as Chairman of the Board of Directors.

              A report on Form 8-K dated August 6, 2003 was furnished by the registrant on August 18, 2003, to furnish, pursuant to Item 12, the registrant's earnings release for the quarter ending June 30, 2003.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            First Security Bancorp, Inc.

                            By: /s/ John S. Shropshire
Date:  August 19, 2003      ________________________________
                            John S. Shropshire
                            President and Chief Executive Officer

                            By: /s/ John G. Sullivan
Date:  August 19, 2003      _________________________________
                            John G. Sullivan
                            Chief Financial Officer andE xecutive Vice-President

                                    EXHIBITS


Exhibit 10.1 First Security Bancorp, Inc. Stock Award Plan, as amended and restated as of March 18, 2003 is incorporated by reference to
                  Exhibit 10.9 to the Form 10-K of First Security Bancorp, Inc. for the year ended December 31, 2002 (Commission File No. 000-49781).

Exhibit 10.2      Severance Agreement for John S. Shropshire

Exhibit 11. Statement regarding computation of Per Share Earnings in the Notes to Consolidated Financial Statements in Part 1 of this Report for such computation (see Note 4 "Earnings Per Share").

Exhibit 31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1. Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2      Certification of Principal Financial Officer Pursuant to
                  18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.