Form 10QSB
period 2003-09-30
FIRST SECURITY BANCORP INC /KY/
filed 2003-11-14
CIK 1109610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                For the quarterly period ended September 30, 2003

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

                                 X Yes ___ No
-                               --

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common stock, no par value - 1,518,892 shares outstanding as of November 14, 2003.

Transitional Small Business Disclosure Format (check one):
                               ___ Yes   X   No

                          FIRST SECURITY BANCORP, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis or Plan of Operation
Item 4.  Controls and Procedures

PART II -OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                          First Security Bancorp, Inc.
                     Consolidated Balance Sheets (Unaudited)
                                 (in thousands)



Assets                                  September 30,             December 31,          September 30,
                                                 2003                     2002                   2002
                                                 ----                     ----                   ----

Cash and due from banks                       $ 5,403                 $  4,744               $  4,706
Federal funds sold                              8,686                    4,069                  1,168
                                           ----------               ----------             ----------
Total cash and cash equivalents                14,089                    8,813                  5,874
Securities available for sale                  38,386                   43,046                 52,335
Loans held for sale                               961                    3,390                  4,172
Loans                                         162,934                  167,458                160,227
Less allowance for loan losses                (2,224)                  (2,459)                (1,675)
                                           ----------               ----------             ----------
Net loans                                     160,710                  164,999                158,552
Federal Home Loan Bank stock                      764                      742                    729
Leasehold improvements, premises
   and equipment, net                           7,635                    7,932                  7,993
Accrued interest receivable                       920                    1,176                  1,164
Other assets                                    1,536                      988                    693
                                          -----------              -----------            -----------
Total Assets                                 $225,001                 $231,086               $231,512
                                          ===========              ===========            ===========
Liabilities and Shareholders' Equity

Liabilities
 Deposits
Non-interest bearing                         $ 21,944                 $ 20,478              $  19,218
Time deposits $100,000 and over                54,203                   50,255                 46,844
Other interest bearing                        111,624                  118,222                120,380
                                         ------------            -------------          -------------
Total Deposits                                187,771                  188,955                186,442
Repurchase agreements and
short-term borrowings                           3,723                    8,211                 11,047
Federal Home Loan Bank advances                13,065                   14,517                 14,271
Accrued interest payable                          509                      578                    608
Other liabilities                                 531                      361                    434
                                         ------------            -------------          -------------
Total Liabilities                           $ 205,599                $ 212,622              $ 212,802
                                         ------------           --------------          -------------




Shareholders' Equity

Common stock no par value                       8,656                    8,385                  8,385
Paid-in capital                                 8,656                    8,385                  8,385
Retained earnings                               2,006                    1,432                  1,340
Accumulated other comprehensive
   income                                          84                      262                    600
                                          -----------              -----------            -----------
Total Shareholders' Equity                     19,402                   18,464                 18,710
                                          -----------              -----------            -----------
Total Liabilities and Shareholders' Equity   $225,001                 $231,086               $231,512
                                          ===========              ===========            ===========


                          First Security Bancorp, Inc.
                  Consolidated Statements of Income (Unaudited)
                      (in thousands, except per share data)


                                            Three Months Ended                    Nine Months Ended
                                                September 30                         September 30
                                            2003               2002               2003               2002
                                            ----               ----               ----               ----

Interest Income
     Loans, including fees                   $2,513            $2,822             $7,713            $8,365
     Securities- taxable                        152               390                520             1,080
     Securities- nontaxable                      64               138                329               471
     Federal funds sold and other                39                22                 86                51
                                          ---------         ---------          ---------         ---------
                                              2,768             3,372              8,648             9,967
                                          ---------         ---------          ---------         ---------
Interest Expense
     Deposits                                 1,187             1,562              3,785             4,976
     Other                                      146            156                   456               364
                                          ---------         ---------          ---------         ---------
                                              1,333             1,718              4,241             5,340
                                          ---------         ---------          ---------         ---------
Net Interest Income                           1,435             1,654              4,407             4,627
Provision for loan losses                        50               272                519               662
                                          ---------         ---------          ---------         ---------
Net interest income after
     provision for loan loss                  1,385             1,382              3,888             3,965

Non-Interest Income
     Service charges and deposit
         fees                                   162               198                531               459
     Gain on sale of loans                      312               211                907               232
     Gain on sale of securities - net           260               303                603               368
     Other                                       60                58                173               173
                                          ---------          --------           --------          --------
                                                794               770              2,214             1,232
                                          ---------          --------           --------          --------
Non-Interest Expense
     Salaries and employee benefits             880               753              2,570             1,954
     Occupancy and equipment                    290               251                845               705
     Data processing                             86                55                295               186
     Advertising                                 55                62                144               140
     Professional fees                          150                55                464               161
     Taxes other than payroll, property,
       and income                                48                48                128               145
     Other                                      346               251                951               644
                                          ---------         ---------          ---------         ---------
                                              1,855             1,475              5,397             3,935
                                          ---------         ---------          ---------         ---------


Income before income taxes                      324               677                705             1,262

Provision for income taxes                       75               206                131               305





                                          ---------         ---------          ---------         ---------
Net income                                     $249              $471               $574              $957
                                          =========         =========          =========         =========


Weighted average common shares outstanding:
     Basic                                    1,491             1,456              1,476             1,456
     Diluted                                  1,523             1,521              1,499             1,508

Earnings per share:
     Basic                                     $.17              $.32               $.39              $.66
     Diluted                                   $.16              $.31               $.38              $.63


                          First Security Bancorp, Inc.
      Consolidated Statement of Changes In Shareholders' Equity (Unaudited)
                                 (in thousands)

                                                                                  Accumulated
                                                     Additional                   Other            Total
                              --Common Stock--       Paid-In       Retained       Comprehensive    Shareholders'
                              Shares   Amount        Capital       Earnings       Income (Loss)    Equity

Balance January 1, 2003       1,456    $ 8,385          $ 8,385    $ 1,432          $   262        $ 18,464

Net Income                        -          -                -        574                -             574

Stock warrants exercised         35        172              173                                         345

Stock options exercised          14         99               98                                         197

Net change in unrealized gain (loss)
on securities available for sale, net
of reclassification and tax effects          -                -          -            (178)           (178)

                              -----     ------           ------     ------          -------         -------
Balance September 30, 2003    1,505     $8,656           $8,656     $2,006          $    84         $19,402
                              =====     ======           ======     ======          =======         =======


                          First Security Bancorp, Inc.
                      Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                         Nine Months Ended
                                                                           September 30
                                                                     2003                    2002
                                                                     ----                    ----

Cash flows from Operating Activities:
Net income                                                          $   574             $     957
Adjustments to reconcile net income to net
  cash from operating activities
     Depreciation                                                       354                   333
     Amortization of identified intangibles                              10                     6
     Amortization and accretion on available for sale
          securities, net                                               601                   244
     Provision for loan losses                                          519                   662
     Federal Home Loan Bank Stock dividends                            (22)                  (21)
     Gain on sale of securities                                       (603)                 (368)
Gain on sale of mortgage loans                                        (907)                 (232)
     Originations of loans held for sale                           (56,973)              (15,105)
     Proceeds from sale of loans held for sale                       60,309                11,165
     Change in assets and liabilities:
         Accrued interest receivable                                    256                  (31)
         Other assets                                                    97                   199
         Accrued interest payable                                      (69)                 (224)
         Other liabilities                                              170                 (605)
                                                                 ----------            ----------
Net cash from operating activities                                    4,316               (3,020)
                                                                 ----------            ----------
Cash flows from investing activities
     Net change in loans                                              3,195               (8,330)
     Activity in available for sale securities
        Maturities, Calls, and principal repayments                  13,544                 5,889
        Purchases                                                  (16,774)              (54,089)
        Sales                                                         7,634                29,689
     Leasehold improvements and net purchases
         of premises and equipment                                     (57)                 (670)
     Purchases of FHLB Stock                                            ---                 (169)
     Cash paid in acquisition                                           ---                  (67)
                                                                 ----------            ----------
Net cash from investing activities                                    7,542              (27,747)
                                                                 ----------            ----------
Cash flows from financing activities
     Net change in deposits                                         (1,184)                17,698
     Net changes in repurchase agreements                           (4,488)               (1,910)
     Proceeds from Federal Home Loan Bank
         advances                                                       ---                12,500
     Repayments on Federal Home Bank advances                       (1,452)                 (565)
     Stock options and warrants exercised542                                                  ---
                                                                 ----------            ----------
Net cash from financing activities                                  (6,582)                27,723
                                                                 ----------            ----------






Net change in cash and cash equivalents5,276                        (3,044)

Cash and cash equivalents at beginning of period                      8,813                 8,918
                                                                 ----------            ----------
Cash and cash equivalents at end of period                       $   14,089            $    5,874
                                                                 ==========            ==========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                $    4,310            $    5,564
         Income taxes                                            $      260            $        0


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

         Operating results for the three-month and nine-month periods ending September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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


                                            Three Months Ended               Nine Months Ended
                                                 September 30                    September 30
                                          2003            2002              2003               2002
                                       --------         --------          -------            --------
                                                  (in thousands, except for per share data)

Net income as reported                   $249           $471                $574               $957
Add or (deduct): Stock based
   Compensation expense determined
   under fair market value based





  method                                   71            (14)                (61)             (273)
                                    ---------        --------           ---------         ---------
Pro forma net income                     $320            $457                $513              $684
                                    =========        ========           =========         =========

Basic earning per share as reported      $.17            $.32                $.39              $.66
Pro forma basic earnings per share       $.22            $.31                $.35              $.47

Diluted earnings per share as reported   $.16            $.31                $.38              $.63
Pro forma diluted earnings per share     $.21            $.30                $.34              $.45



NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related unrealized holding gains and losses were as follows:


                                            Gross             Gross             Gross
                                            Amortized         Unrealized        Unrealized       Fair
                                            Cost              Gains             Losses           Value
                                            ---------         ----------        -----------      ------
                                                              (in thousands)
Available for Sale

September 30, 2003
     U. S. Government and
         Federal Agency                     $   7,847         $      30         $        17      $ 7,860
     State and Municipal                        6,701               121                  19        6,803
     Mortgage-backed                           23,711               117                 105       23,723
                                            ---------         ---------         -----------      -------
     Total debt securities                  $  38,259         $     268         $       141      $38,386
                                            =========         =========         ===========      =======

December 31, 2002
     U. S. Government and
         Federal Agency                     $   1,009         $       8         $        --      $ 1,017
     State and Municipal                       14,072               241                  62       14,251
     Mortgage-backed                           27,580               200                   2       27,778
                                            ---------         ---------         -----------      -------
     Total debt securities                  $  42,661         $     449         $        64      $43,046
                                            =========         =========         ===========      =======



         Securities pledged at September 30, 2003 and year-end 2002 had carrying amounts of $4.2 million and $4.8 million, respectively, and were pledged to secure customer repurchase agreements.

NOTE 3 - LOANS

Loans at September 30, 2003 and December 31, 2002 consisted of the following:

                           September 30, 2003                December 31, 2002
                           ------------------               ------------------
                                              (in thousands)
Commercial                         $   44,898                       $   47,612
Real Estate:
     Commercial                        63,180                           64,325
     Residential                       13,878                           17,871
     Construction                      22,034                           20,664
     Home Equity                       11,406                           10,180
Consumer Credit Card                      841                            1,033
Consumer                                6,697                            5,773
                                   ----------                       ----------
                                   $  162,934                       $  167,458
                                   ==========                       ==========


Changes in the allowance for loan losses were as follows:


                       Three Months Ended                  Nine Months Ended
                           September 30                       September 30
                     2003             2002               2003              2002
                     ----             ----               ----              ----
                                          (in thousands)

Beginning balance   $2,294           $1,526             $2,459           $1,538

Provision               50              272                519              662

Recoveries              93                1                104                5
Loans charged off    (213)            (124)              (858)            (530)
                    ------           ------             ------           ------
Ending balance      $2,224           $1,675             $2,224           $1,675
                    ======           ======             ======           ======

NOTE 4: EARNINGS PER SHARE

Earnings per share were computed as follows:


                                            Three Months Ended                Nine Months Ended
                                                September 30                     September 30
                                           2003              2002             2003              2002
                                          ------            ------           ------            ------
                                                    (in thousands, except for per share data)

Basic
     Net Income                            $  249            $  471               $  574         $  957
     Weighted average common
         shares outstanding                 1,491             1,456                1,476          1,456
Basic earnings per common share            $  .17            $  .32               $  .39         $  .66



Diluted
     Net Income                            $  249            $  471               $  574         $  957
     Weighted average common
         shares outstanding                 1,491             1,456                1,476          1,456

        Add: Dilutive effects of assumed
             exercises of stock warrants
             and options                       32                65                   23             52
                                           ------            ------               ------         ------
        Average shares and dilutive
           potential common shares          1,523             1,521                1,499          1,508
                                           ======            ======               ======         ======

Diluted earnings per common share          $  .16            $  .31               $  .38         $  .63


Stock options for 62,000 shares of common stock were excluded from the calculations for the three and nine month periods ended September 30, 2003 because their impact was antidilutive.


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

NOTE 6 - ACQUISTION

         On March 15, 2002, the Bank acquired certain assets of First Mortgage Company, Inc. ("First Mortgage") in Lexington, Kentucky. First Mortgage originated mortgage loans for sale into the secondary market. The purchase agreement included a purchase price of up to $476,000, $69,000 of which was due at closing. The remainder of the purchase price is payable contingent upon the earnings of the mortgage division of the Bank over the next four years. During 2003, no additional contingent purchase liability has been accrued, based on the minimum profitability levels required for such additional contingent payments. The agreement also requires the Bank to enter into a four-year employment agreement with First Mortgage's former shareholder and president at a salary level similar to that of other executives of the Bank.


NOTE 7 - SEVERANCE AGREEMENT

         On July 11, 2003, the Company's former president (who also held the position of chairman of the board of directors) resigned effective September 1, 2003. Coincident with the acceptance of his resignation, the Company and the president entered into a termination agreement which provides for a continuation of salary and benefits for a limited period in exchange for, among other benefits to the Company, a non-competition agreement covering a period of one year. The cost to the Company is approximately $90,000 and was recorded as a liability in the Company's financial statements in the third quarter of 2003 such that the present value of the contract was expensed commensurate with the signing and effective date of the agreement.

Part I Item 2.

Management's Discussion and Analysis or Plan of Operation

General

         First Security Bancorp is a one bank holding company that conducts business through its wholly-owned subsidiary, First Security Bank, a commercial banking organization organized under the laws of the Commonwealth of Kentucky. First Security Bank offers a variety of products and services through four full-service offices including the acceptance of deposits for checking, savings and time deposit accounts; extension of secured and unsecured loans to corporations, individuals and others; issuance of letters of credit; and rental of safe deposit boxes. First Security Bank's lending activities include commercial and industrial loans, real estate, installment, and other consumer loans and revolving credit plans. Operating revenues are derived primarily from interest and fees on loans and from interest on investment securities available for sale. The Bank also engages in mortgage banking activities originating loans for sale in the secondary market.

         On July 11, 2003 the Company's former president (who also held the position of chairman of the board of directors) resigned, with an effective date of September 1, 2003. The chairman of the Bank's Executive Committee of the Board was elected as the new Chairman of the Board on July 15, 2003 and on September 3, 2003, the chief financial officer for the Company was appointed as the interim president of the Company. The board of directors is presently evaluating candidates to for the permanent position of president of the Company.

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


Results of Operations

Net Income

         Net income for the three months ended September 30, 2003 was $249,000, as compared to $471,000 for the same period in 2002. Net income for the nine month period ended September 30, 2003 was $574,000, as compared to $957,000 for the same period in 2002. The decline in net income for both comparable periods resulted primarily from decreases in net interest income and increases in non-interest expenses.

         For the nine months ended September 30, the bank's provision for loan losses was $519,000 as compared to $662,000 for the comparable period of 2002, and $1,472,000 for the entire year of 2002. A substantial portion of the provision expense for the current year and 2002 was attributable to two problem credits relationships in the bank. The first was charged off during the second quarter of 2003. The second relationship consists of loans that are considered to be a troubled debt restructuring, as more fully discussed in the section titled as Allowance and Provision for Loan Losses. In accordance with the Bank's evaluation of credit risk, loans to this second borrower have been reserved for in an amount that management believes to be sufficient for probable losses incurred in these loans.

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

         Net interest income was $1,435,000 for the three months ended September 30, 2003, as compared to $1,654,000 in 2002, resulting in a decline of $219,000 or 13.24%. On a year-to-date basis through September 30, net interest income totaled $4,407,000 for 2003, as compared to $4,627,000 for the comparable period of 2002, for a decline of $220,000, or 4.75%.

         The decreases in net interest income are attributable primarily to decreases in loan and investment income caused by the rapid decline in interest rates starting in 2001. This decline in the general interest rate environment has been reflected in declining loan yields starting in 2001 and continuing to the present as the adjustable rate loans declined with the market and short term fixed rate loans have been renewed or replaced at much lower rates. Over this time span, the bank had made substantial investments in mortgage backed securities, in the form of investments in mortgage pools, often paying a premium for the investments. As general interest rates have fallen, borrowers whose mortgage debt was included in the pools, refinanced their debt to obtain lower rates. This caused these investments to be repaid much faster than anticipated. With the faster repayment, the premiums on the investments were written off against investment income, causing the yields to decline. In addition, the proceeds from the repayments were reinvested into lower yielding investments, including mortgage backed securities, federal funds sold and other U.S. Government and Agency bonds.

         The decreases in the interest rate environment have not resulted in a correspondingly large decrease in the cost of the Bank's sources of funding. That funding is in the form of deposits (primarily certificates of deposit) and fixed rate advances from the Federal Home Loan Bank. As general interest rates declined, customers sought to lock in higher rates on their certificates of deposit by extending maturities. As a result, the cost savings to the Bank are essentially on a delayed basis, with the benefits of a falling interest rate environment to be realized over the next several quarters, as the funds reprice or are replaced.

         During 2002, the Bank obtained long term (maturities in excess of one year) fixed rate advances from the Federal Home Loan Bank in the total amount of $13.2 million, at a dollar weighted (or average) interest rate of 3.70%. These advances have maturities ranging from May 1, 2004 through January 1, 2008. Other than a single advance in the amount of $2 million which is due in full on May 1, 2004, all of the advances obtained in 2002 are being repaid on a monthly basis. The aggregate cost of all advances from the Federal Home Loan Bank was at approximately 4.14% as of September 30, 2003.

         The change in net interest income is typically measured by changes in net interest spread and net interest margin. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin is determined by dividing net interest income by interest-earning assets.

         Net interest margin was 2.65% for the three months ended September 30, 2003, as compared to 3.08% for the same period in 2002. The net interest margin for the third quarter of 2003 declined slightly from the 2.76% and 2.79% levels for the second and first quarters of 2003, respectively. The net interest margin for the nine month period ended September 30, 2003 was 2.72% as compared to 3.01% for the comparable period in 2002.

         Net interest spread was 2.00% for the three months ended September 30, 2003, as compared to approximately 2.25% for the same period in 2002. The net interest spread for the third quarter of 2003 improved slightly from the 1.97% and 1.94% levels for the second and first quarters of 2003, respectively. Net interest spread increased during the quarter as a result of rates paid on deposits decreasing faster than the decrease in yields on interest bearing assets.

Non-Interest Income and Expenses

         Non-interest income is made up of several income categories, including service charges and deposit, gain on sale of loans, gains on sale of securities, and other fees. Non-interest income increased to

$794,000 for the three months ended September 30, 2003, as compared to $770,000 earned in the same period in 2002. On a year-to-date basis, non-interest income increased to $2,214,000 from $1,232,000 for the same period in 2002. The increase in non-interest income for both the current quarter and year to date periods is primarily attributable to increases in gains from the sale of mortgage loans and securities.

         Total non-interest expense increased to $1,855,000 for the three months ended September 30, 2003 as compared to $1,475,000 for the same period in 2002. On a year-to-date basis, total non-interest expense increased to $5,397,000 as compared to $3,935,000 for the same period in 2002. The increase in non-interest expense for these comparable periods is primarily attributable to increases in salaries and benefits and occupancy and equipment expenses relating to the operation of the Bank's mortgage banking division (see Note 6) and increases in legal and professional fees relating to strategic planning matters.

         Salaries and benefits increased to $880,000 for the three months ended September 30, 2003 as compared to $753,000 for the same period in 2002. On a year-to-date basis, salaries and benefits increased to $2,570,000 as compared to $1,954,000 for the same period in 2002. Included in these amounts for the quarter and year to date periods is the cost of the severance expenses paid to the Company's former president in the approximate amount of $90,000. As previously noted, the primary cause of this increase is the cost of additional staff in the mortgage banking division, which was started in May, 2002. The number of full-time equivalent employees at September 30, 2003 was 61.5, as compared to 59 at September 30, 2002 and 56.5 at December 31, 2002. The increase in staffing levels is a result of the continued expansion of customer services and the acquisition of First Mortgage (see Note 6).

         Occupancy and equipment expenses totaled $290,000 for the three months ended September 30, 2003, as compared to $251,000 for the same period in 2002. On a year-to-date basis, occupancy and equipment expenses totaled $845,000, as compared to $705,000 for the same period in 2002. These higher expenses reflect the full year operation of the mortgage banking offices.

Financial Condition

         Total assets decreased slightly during the quarter, from $232.9 million at June 30, 2003 to $225.0 million at September 30, 2003. On a year-to-date basis, total assets decreased slightly from the $231.1 million amount as of December 31, 2002. The decreases were primarily in loans and investment securities.

         Earning assets before deduction for the allowance for loan losses as of September 30, 2003 were $210.9 million, as compared to $212.3 million at June 30, 2003 and $218.7 million at December 31, 2002. The decline is attributable primarily to lower amounts of loans and investment securities. For the three month and nine month periods ended September 30, 2003, average earning assets totaled $215.3 million and $216.5 million, respectively.

Investment Securities

         First Security Bank's investment portfolio consists primarily of mortgage backed bonds and state and municipal bonds. The amortized cost of investment securities increased from $36.8 million as of June 30, 2003 to $38.3 million at September 30, 2003. During the quarter ended September 30, 2003, the investment portfolio composition was adjusted through both normal repayments and sales and reinvestments to reduce long term investments, particularly in fixed rate municipal bonds. The shortening of the duration of the portfolio is expected to result in benefit to the Bank as the general interest rate markets increase over the coming year.

Loans

         Loans, net of the allowance for loan losses, decreased $1.7 million during the quarter from $162.4 million as of June 30, 2003 to $160.7 million as of September 30, 2003. For the nine month period ended

September 30, 2003, loans, net of the allowance for loan losses, decreased by $4.3 million, from $165 million at December 31, 2002 to the $160.7 million balance at September 30, 2003. The decline for the nine month period was a result of several large commercial repayments in the first quarter of 2003. Most of these repayments were expected.

         As of December 31, 2002 and throughout 2003, approximately 67% of the Bank's loan portfolio was in loans to commercial businesses and commercial real estate borrowers. Loans in the consumer sector of the portfolio, which includes consumer mortgage and other consumer loans, comprised approximately 33% of the portfolio as of the end of both periods. The Bank desires increased penetration within the consumer loan market and believes its new branch locations should help build new customer relationships.

Allowance and Provision for Loan Losses

         The provision for loan losses for the three month period ended September 30, 2003 and 2002, respectively, was $50,000 and $272,000. The provision for the nine month year-to-date periods ended September 30, 2003 and 2002 was $519,000 and $662,000, respectively. Net loans charged off for the nine month periods ended September 30, 2003 and 2002, respectively, was $754,000 and $525,000. Included in the net loan charge-offs in 2003 was approximately $418,000 relating to one customer. In addition to that charge off of $418,000, the Bank recognized a loss of $100,000 on the disposition of collateral pledged by that customer. The allowance for loan losses to total loans was 1.36% as of September 30, 2003 as compared to 1.47% at December 31, 2002 and 1.05% at September 30, 2002.

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

         As of September 30, 2003, nonperforming assets totaled $4.3 million, as compared to $4.6 million as of June 30, 2003, $6.0 million at March 31, 2003 and $6.7 million at December 31, 2002. Non-performing assets as a percentage of total loans was 2.66% at September 30, 2003, as compared to 2.80% at June 30, 2003, 3.77% at March 31, 2003 and 3.97% at December 31, 2002. Included in nonperforming assets at September 30, 2003 was repossessed real estate in the amount of $575,000. This consisted of three properties, each of which was evaluated by management at the time they were acquired, and recorded on the Bank's books at the related loan balance or fair value, whichever was lower. The decreases in the levels of nonperforming assets were due to an increased effort by management to identify problem credits, to charge off credits deemed to be uncollectible and to enforce collection on delinquent loans.

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

         Management believes the allowance for loan losses at September 30, 2003 was adequate. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.


Deposits and Other Borrowings

         The deposit base provides the major funding source for earning assets. Total deposits decreased by $1.2 million from December 31, 2002 to September 30, 2003. Non-interest bearing demand deposits increased as a percentage of total deposits from 10.8% as of December 31, 2002, to 11.7% as of September 30, 2003.

         The table below illustrates our deposits by major categories as of September 30, 2003 and December 31, 2002:

DEPOSITS

                                          September 30,             December 31
                                                 2003                   2002
                                                 ----                   ----
                                                       (in thousands)

Interest-bearing demand deposits              $  19,969                $ 19,472

Savings deposits                                 21,834                  20,634

Time deposits less than $100,000                 69,821                  78,116

Time deposits $100,000 and over                  54,203                  50,255
                                              ---------                --------

         Total interest-bearing deposits        165,827                 168,477

         Total non-interest-bearing deposits     21,944                  20,478
                                              ---------                --------
                  Total                        $187,771                $188,955
                                              =========                ========

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

         The Bank has established a limited number of alternative or secondary sources to provide additional liquidity and funding sources when needed to support lending activity or other liquidity needs. These alternative funding sources currently include unsecured federal funds lines of credit from five correspondent banks aggregating approximately $22.5 million and a $20 million secured line of credit with the Federal Home Loan Bank of Cincinnati, which allows First Security Bank to borrow based on the level of qualifying residential loans which serve as collateral for this type of borrowing. At September 30, 2003, First Security Bank could borrow an additional $26.6 million based on available lines.

         The Bank had total other borrowings of $16.8 million as of September 30, 2003 as compared to $22.7 million as of December 31, 2002. Borrowings at September 30, 2003 were in the form of customer repurchase agreements in the amount of $3.7 million, and Federal Home Loan Bank advances in the amount of $13.1 million. Customer repurchase agreements are deemed to be short term in nature. The Federal Home Loan Bank Advances consist of nine advances, with maturities ranging from May 28, 2004 through December 1, 2016. The aggregate repayment requirement on these advances is as follows:

                                            Amount
         Repayment Terms               (in thousands)
         ---------------               --------------
         0 - 1 Year                          $  4,245
         1 - 2 Years                            3,491
         2 - 3 Years                              510
         3 - 4 Years                              436
         5 Years and beyond                     4,383
                                             --------

         Total                                $13,065
                                             ========

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

Capital

         Total shareholders' equity as of September 30, 2003 increased to $19.4 million or 8.62% of assets from $18.5 million or 8.00% of assets as of December 31, 2002. Of the $900,000 increase, $542,000 represented proceeds from the exercise of stock options and warrants.

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

         No change in the Company's internal control over financial reporting was identified in connection with the evaluation that occurred during the quarter ended September 30, 2003, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              The exhibits listed on the Exhibit Index of this Form 10-QSB are filed or furnished as a part of this report.

        (b)   Reports on Form 8-K

              A report on Form 8-K dated July 11, 2003 was filed by the registrant reporting under Item 5 the press release announcing the resignation effective September 1, 2003 of the Company's President and Chief Executive Officer, John S. Shropshire.

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

              A report on Form 8-K dated September 9, 2003 was filed by the registrant reporting under Item 5 the press release announcing the appointment of John G. Sullivan as interim President and Chief Executive Officer of the Company, and Andrew C. Hils as interim President and Chief Executive Officer of First Security Bank of Lexington, Inc.

              A report on Form 8-K dated October 28, 2003 was filed by the registrant on October 28, 2003, and amended by Form 8-K/A filed on November 14, 2003, to furnish, pursuant to Item 12, the registrant's earnings release for the quarter ending September 30, 2003.

              A report on Form 8-K dated November 10, 2003 was furnished by the registrant on November 13, 2003, to furnish, pursuant to Item 12, the registrant's message to shareholders which discussed its financial results for the quarter ended September 30, 2003.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            First Security Bancorp, Inc.

                            By: /s/ John G. Sullivan
Date:  November 14, 2003

                            _____________________________________________
                            John G. Sullivan
                            Interim President and Chief Executive Officer


                            By: /s/ John G. Sullivan
Date:  November 14, 2003

                            ____________________________________________________
                            John G. Sullivan
                            Chief Financial Officer and Executive Vice-President

                                    EXHIBITS


Exhibit 10. Severance Agreement for John S. Shropshire (incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended June 30, 2003, of First Security Bancorp, Inc., Commission File No. 000-49781).

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