Form 10KSB
period 2003-12-31
FIRST SECURITY BANCORP INC /KY/
filed 2004-03-30
CIK 1109610

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No: 000-49781

                          FIRST SECURITY BANCORP, INC.

                 (Name of small business issuer in its charter)

           Kentucky                                       61-1364206
   (State of jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                 318 East Main Street, Lexington, Kentucky 40507
                    (Address of principal executive offices)

                                 (859) 367-3700
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issue's revenues for its most recent fiscal year: $14,159,000

Aggregate market value of the voting stock held by non-affiliates (for purposes of this calculation, "affiliates" are considered to be the directors of the issuer) computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $13,779,000 as of March 8, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,558,690 shares of common stock as of March 8, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 18, 2004, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure format (check one): Yes [ ] No[X]

                               TABLE OF CONTENTS


PART I

   ITEM 1.      DESCRIPTION OF BUSINESS......................................1

   ITEM 2.      DESCRIPTION OF PROPERTIES...................................14

   ITEM 3.      LEGAL PROCEEDINGS...........................................14

   ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........14


PART II

   ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS.............................15

   ITEM 6.      MANAGEMENT S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............16

   ITEM 7.      FINANCIAL STATEMENTS........................................36

   ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH
                ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........67

   ITEM 8A.     CONTROLS AND PROCEDURES.....................................67


PART III

   ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..67

   ITEM 10.     EXECUTIVE COMPENSATION......................................68

   ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............68

   ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............68

   ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K............................68

   ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES......................70

SIGNATURES, POWER OF ATTORNEY, EXHIBIT INDEX................................71

FORWARD-LOOKING STATEMENTS

First Security Bancorp, Inc. ("First Security") may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "expect", "anticipate", "intend", "consider", "plan", "believe", "seek", "should", "estimate", and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995. First Security Bancorp's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions,
(iii) lack of sustained  growth in the economy in the Lexington,  Kentucky area,
(iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, First Security Bank of Lexington, Inc. ("FS Bank") to satisfy regulatory requirements for its expansion plans, and (vi) changes in the legislative and regulatory environment. Many of such factors are beyond First Security's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. First Security does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to First Security. Forward-looking statements made by us in this report are also subject to those risks identified within the section entitled "RISK FACTORS" BEGINNING ON PAGE 11.

UNLESS THIS FORM 10-KSB INDICATES OTHERWISE OR THE CONTEXT OTHERWISE REQUIRES, THE TERMS "WE," "OUR," "US," "FIRST SECURITY", "FIRST SECURITY BANCORP" OR "COMPANY" AS USED IN THIS REPORT REFER TO FIRST SECURITY BANCORP, INC. AND ITS SUBSIDIARY FIRST SECURITY BANK OF LEXINGTON, INC., WHICH WE SOMETIMES REFER TO AS "FS BANK". REFERENCES HEREIN TO THE FISCAL YEARS 2003, 2002, 2001, 2000 AND 1999 MEAN OUR FISCAL YEARS ENDED DECEMBER 31, 2003, 2002, 2001, 2000 AND 1999, RESPECTIVELY.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

First Security is a Kentucky corporation that was incorporated on February 11, 2000 to organize and serve as the holding company for FS Bank, a state bank chartered under the laws of the Commonwealth of Kentucky. FS Bank commenced its banking operations on November 17, 1997, and operates as a community bank in an urban market emphasizing personalized banking relationships with individuals and businesses located within the Lexington metropolitan statistical area (MSA). We own 100% of the capital stock of FS Bank.

Since its inception in late 1997, a period of just over six years, FS Bank has captured approximately 11.3% of the growth of total deposits in the Lexington MSA. We believe that one of the principal factors contributing to our rapid growth thus far has been our ability to effectively position ourselves as a locally managed community bank committed to providing outstanding service and trusted financial advice.

As a community bank, we serve the needs of a wide range of customers, from households to small and medium sized businesses. Our services and products include checking and savings accounts, certificates of deposit and loans to businesses and individuals, including residential mortgages. Our primary deposit customers are individuals, while our primary loan customers are small to medium sized businesses.

MARKET AREA. FS Bank's primary service area is the Lexington MSA, which is composed of the contiguous counties of Fayette, Jessamine, Woodford, Clark, Bourbon, Scott and Madison in general, and specifically Lexington. Lexington is located approximately 70 miles south of Cincinnati, Ohio and 70 miles east of Louisville, Kentucky. Interstates 75 and 64 intersect in Lexington, making Lexington a central point for commerce. Lexington is also the center of the thoroughbred industry in Kentucky. A number of the most prominent horse farms in the country are located within the Lexington MSA, as is Keeneland Racetrack, one of the premier tracks in the nation and the home to a number of world prominent auctions of thoroughbred stock.

FS Bank's main office is located in Lexington's central business district in downtown Lexington. The downtown market consists of a variety of commercial establishments and entertainment venues. We believe that the downtown area is an important location for financial institutions requiring visibility within Lexington's prominent commercial and private banking markets. Accordingly, we believe that this location is well suited for FS Bank's business development efforts.

In January 1998, FS Bank opened a retail bank branch on Southview Drive. In May 2000, FS Bank opened a retail bank branch office on Tates Creek Road. In November 2001, FS Bank opened a retail branch office in the Palomar Centre. These offices were established to serve retail banking customers and are located in areas of high growth in Fayette County. In May 2002, coincident with the acquisition of a mortgage origination company, we acquired two mortgage loan origination offices, one on Lowry Lane in Lexington and the other on Fourth Street in Danville, Kentucky, a city located approximately 45 miles to the southwest of Lexington. These locations provide for easy access to clients, real estate brokers and attorneys.

The economic success of FS Bank's primary service area depends heavily upon the economic viability of the metropolitan Lexington, Kentucky area. Our primary service area's economic strength comes from its large employer base, which includes several large enterprises such as the University of Kentucky, Toyota Motor Manufacturing, USA (an automotive assembly plant located in Scott County, approximately 18 miles from Lexington), Lexmark International, the Lexington-Fayette Urban County Government and the Fayette County Public School System. Additionally, the market has benefited from strong growth in manufacturing employment in the last twenty years, particularly in manufacturing in automotive related industries.

COMPETITION. The Lexington banking market is highly competitive. According to data released by the Federal Deposit Insurance Corporation ("FDIC"), there were approximately 37 banks and thrift institutions located in the Lexington area at June 30, 2003. A number of these institutions have greater resources, higher lending limits, more banking offices and a larger market share.

According to the FDIC June 30, 2003 deposit data, bank and thrift deposits in the Lexington MSA grew from approximately $4.9 billion in June 1997 to more than $6.6 billion in June 2003. As of June 30, 2003, approximately 43% of this deposit base was controlled by seven large, multi-state banks headquartered outside of Lexington, which included Bank One, N.A. (headquartered in Chicago, Illinois), National City Bank (headquartered in Cleveland, Ohio), Fifth Third Bank (headquartered in Cincinnati, Ohio), PNC Bank, N.A. (headquartered in Pittsburgh, Pennsylvania), Branch Banking & Trust Company ("BBT") (headquartered in Charlotte, North Carolina), U.S. Bank (headquartered in Minneapolis, Minnesota) and Integra Bank (headquartered in Evansville, Indiana).

According to the FDIC deposit information, the collective market share of deposits in the Lexington MSA for these large banks declined from 59% in June 1997 to 43% at June 30, 2003, a period during which their collective deposits decreased by 2.7%, compared to an increase of 34.6% for the market as a whole. Of the seven regional banks referred to above, only three reported growth in deposits above 1% over this time period. Based on this data, at June 30, 2003, we held 2.91% of the total of bank and thrift deposits in the Lexington MSA.

Thus, growth of deposits in the Lexington MSA area over the last seven years has been seen primarily by locally controlled community banks, which have increased their share of the local market deposits from 43% in June 1997 to 59% at June 30, 2003. During this six year period, only three banks reported their share of the overall growth of the market in excess of 10%, two of which (including FS
Bank) are locally controlled community banks.

Consequently, while large, multi-state institutions are well established in our market area, we believe the general trends indicate that a majority of the community banks in the Lexington MSA have been able to effectively compete with these larger, multi-state banks to increase their deposit market share in recent years. In addition, during this six year period, a total of seven community banks have entered the market, thus further increasing competition.

We also believe that positioning FS Bank solely as a community bank will not be enough to compete in today's financial industry. In the wake of modern technology and the prosperity of the United States' financial markets over the past decade, banking clients have generally become more sophisticated in their approach to selecting financial services providers. We believe that the most important criteria to FS Bank's targeted clients when selecting a bank is their desire to receive exceptional customer service while being able to enjoy convenient access to a broad array of sophisticated financial products. Additionally, when presented with a choice, we believe that many of FS Bank's targeted clients would prefer to deal with a locally-owned institution headquartered in Lexington, like FS Bank, as opposed to a large, multi-state bank, where many important decisions regarding a client's financial affairs are made elsewhere.

CHALLENGES. We have had a number of challenges to our continued success over the last two years. These challenges are the result of a number of factors, including increased competition within our market, the continual decline in the interest rate environment that began in 2001 and turnover of key management personnel. These factors have combined to result in a lowering of our historically high growth rates and a decline in profitability, as shown in the following table:

                                               2003         2002         2001
                                           ---------    ---------     ---------

Total assets                               $ 238,258    $ 231,086     $ 202,270
Total loans, net of allowance for
  losses                                     158,733      164,999       150,884
Total deposits                               190,640      188,955       168,744

Growth rates
  Total assets                                  3.1%        14.2%         50.4%
  Total loans, net of allowance for
    loan losses                               -3.81%         9.4%         42.5%
  Total deposits                                 .9%        12.0%         46.0%

Net income                                 $    620    $   1,049      $   1,022

The interest rate market has undergone abrupt changes beginning in 2001, with 12 declines in the prime rate, taking the prime rate from 9.50% in January 2001 to 4.00% by July 2003. Our financing structure as a community bank is such that our deposits tend to reprice at a slower pace than do our loans, as our customers typically purchase certificates of deposit for periods of a year or longer. The result of this factor has been that our cost of funds has declined at a much slower pace than the general interest rate environment and much slower than our loan and investment portfolio, thus causing a compression in our net interest income. See also Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In the last two years, we have experienced turnover of our key personnel in the positions of president, senior lending officer, chief financial officer and chief operating officer. These changes have affected our ability to attract and retain new customers, thus adding to the slowdown in overall growth. These positions have been filled and we look forward to a resumption of our growth in all areas in 2004.

OPPORTUNITIES. We believe there are three major trends in the Lexington MSA that strengthen our strategic market position as a locally managed community bank:

o Customers generally perceive that service levels at banks are declining. We believe this is largely attributable to integration issues resulting from consolidation in the bank and brokerage industries. Additionally, small business owners want a reliable and local point of contact that is knowledgeable about their business and the financial products and services that are important to the success of their business.

o Client usage of more sophisticated financial products continues to grow, causing traditional banks to lose market share to other types of financial services companies, such as mutual fund companies and securities brokerage firms.

o There is significant growth in the demand for convenient access to financial services, particularly through ATMs, telephone banking and Internet banking.

BUSINESS STRATEGIES. To take advantage of our opportunities, our business strategies have been and will continue to be:

o Hire and retain highly experienced and qualified banking and financial professionals with successful track records and, for client contact personnel, established books of business with small businesses and moderately affluent households within the Lexington MSA.

o Provide individualized attention with consistent, local decision-making authority.

o Build on our directors' and officers' diverse personal and business contacts, community involvement and professional expertise.

o Establish a distribution strategy designed to prudently expand our physical and virtual market presence, thereby providing convenient banking access for our clients 24 hours a day. We opened one new retail branch facility in 1998, 2000 and 2001 and we are analyzing the opportunities for an additional retail branch facility for 2004. In 2003, we initiated a third party courier deposit pickup service that we intend to significantly expand in 2004. Also in 2003, we initiated Internet banking products which we believe provide our customers with modern technology and ease of use.

We believe that our business strategies allow us to effectively distinguish ourselves from other financial institutions operating within the Lexington MSA and successfully attract and retain business relationships with small businesses and moderately affluent households.

Lending Services. FS Bank offers a full range of lending products, including commercial, real estate and consumer loans to individuals and small-to medium-sized businesses and professional entities. It competes for these loans with competitors who are well established in the Lexington MSA.

FS Bank's loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, officers with a higher lending limit, a committee of FS Bank's Board of Directors or the Board of Directors will determine whether to approve the loan request.

FS Bank's lending activities are subject to a variety of lending limits imposed by state and federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to FS Bank. In general, however, at December 31, 2003, FS Bank was able to loan any one borrower a maximum amount equal to approximately $4.3 million plus an additional $2.1 million, or a total of approximately $6.4 million, for loans that meet certain additional collateral guidelines. These legal limits will increase or decrease as FS Bank's capital increases or decreases as a result of its earnings or losses, the injection of additional capital or other reasons. In addition to these regulatory limits, FS Bank imposes upon itself various internal lending limits based on the type of loan and collateral which are less than the prescribed legal lending limits, thus further reducing its exposure to any single borrower.

The principal economic risk associated with each category of loans that FS Bank expects to make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's assets, clients, suppliers and employees. Many of FS Bank's commercial loans are made to small-to medium-sized businesses that during periods of economic weakness, may be more adversely affected than larger enterprises, resulting in increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for loan losses.

FS Bank's commercial loans vary by purpose and by type of any underlying collateral and include equipment loans and working capital loans. Commercial loans may be unsecured or secured by accounts receivable or by other business assets. FS Bank also makes a variety of commercial real estate loans, residential real estate loans and real estate construction and development loans. FS Bank also makes a variety of loans to individuals for personal, family, investment and household purposes, including secured and unsecured installment and term loans, residential first mortgage loans, home equity loans and home equity lines of credit.

FS Bank also originates residential mortgage loans with the expectation that they will be later sold into the secondary market. FS Bank acquired the assets of First Mortgage Company, Inc. in Lexington, Kentucky in March 2002, and conducts the mortgage banking operations assumed as a division under the name of "First Security Mortgage Company". See Note 17 to the Consolidated Financial Statements included in Item 7 of this report for additional information about our acquisition of First Mortgage Company, Inc.

INVESTMENT SECURITIES. In addition to loans, FS Bank has other investments primarily in obligations of the United States government, obligations guaranteed as to principal and interest by the United States government and other securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Asset Liability/Investment Committee and the Board of Directors review the investment portfolio on an ongoing basis in order to ensure that the investments conform to FS Bank's asset liability management policy as set by the Board of Directors.

ASSET AND LIABILITY MANAGEMENT. Our Asset Liability/Investment Committee ("ALCO") is composed of members of the Board of Directors and executive management of FS Bank. The ALCO manages FS Bank's investments and assets and liabilities and strives to provide a stable, optimized net interest income and margin, adequate liquidity and ultimately a suitable after-tax return on assets and return on equity. ALCO conducts these management functions within the framework of written policies that FS Bank's Board of Directors has adopted. ALCO works to maintain a balanced position between rate sensitive assets and rate sensitive liabilities.

DEPOSIT SERVICES. FS Bank seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, FS Bank has employed a marketing plan in its overall service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents of and businesses and their employees located in the Lexington MSA. FS Bank generally obtains these deposits through general marketing efforts and personal solicitation by its officers and directors.

INVESTMENT SERVICES. FS Bank entered into agreements in 2002 with third parties as a part of an overall strategy to enable FS Bank to offer a wide array of investments, insurance and estate planning services. In addition, in 2003, FS Bank assisted three employees in obtaining or updating their insurance and securities licenses. FS Bank is currently evaluating delivery strategies for these products and services and intends to more fully implement these strategies in 2004.

OTHER BANKING SERVICES. Given client demand for increased convenience in accessing banking and investment services, FS Bank also offers a broad array of convenience-centered products and services, including 24 hour telephone and Internet banking, debit cards, direct deposit and cash management services for small-to medium-sized businesses. Additionally, FS Bank is associated with a nationwide network of automated teller machines that our clients are able to use throughout Kentucky and other regions. FS Bank does not plan to exercise trust powers, but may do so in the future subject to the approval of the Commonwealth of Kentucky and the Federal Deposit Insurance Corporation ("FDIC").

FS Bank also offers its targeted commercial clients courier service through a third party which picks up non-cash deposits from the client's place of business which also enables us to demonstrate convenience greater than most of the larger regional competitors.

EMPLOYEES. At March 1, 2004, FS Bank employed 68 employees of which 59 were full time. FS Bank considers its relationship with all employees to be excellent.


SUPERVISION AND REGULATION

Both First Security and FS Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of First Security's and FS Bank's operations. These laws and regulations are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework which apply.

FIRST SECURITY

We are a bank holding company under the federal Bank Holding Company Act of 1956. As a result, we are subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

ACQUISITION OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

o Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

o     Acquiring all or substantially all of the assets of any bank; or

o     Merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would substantially lessen competition or otherwise function as a restraint of trade, or result in or tend to create a monopoly, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the communities to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, we or any other bank holding company located in Kentucky may purchase a bank located outside of Kentucky. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Kentucky may purchase a bank located inside Kentucky. In each case, however, state law restrictions may be placed on the acquisition of a bank based on the existence of reciprocal state law in and based on limitations in specified concentrations of deposits.

CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Federal Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

o The bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

o No other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

PERMITTED ACTIVITIES. The Gramm-Leach-Bliley Act of 1999 amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. Generally, if we qualify and elect to become a financial holding company, which is described below, we may engage in activities that are:

o     Financial in nature;

o     Incidental to a financial activity; or

o Complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

The Gramm-Leach-Bliley Act expressly lists the following activities as financial in nature:

o     Lending, trust and other banking activities;

o Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

o     Providing financial, investment, or advisory services;

o Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

o     Underwriting, dealing in or making a market in securities;

o Activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident to banking or managing or controlling banks;

o     Activities permitted outside of the United States that the Federal
      Reserve has determined to be usual in connection with banking or other financial operations abroad;

o     Merchant banking through securities or insurance affiliates; and

o     Insurance company portfolio investments.

The Gramm-Leach-Bliley Act also authorizes the Federal Reserve, in consultation with the Secretary of the Treasury, to determine activities in addition to those listed above that are financial in nature or incidental to such financial activity. In determining whether a particular activity is financial in nature or incidental or complementary to a financial activity, the Federal Reserve must consider (1) the purpose of the Bank Holding Company and Gramm-Leach-Bliley Acts, (2) changes or reasonably expected changes in the marketplace in which financial holding companies compete and in the technology for delivering financial services, and (3) whether the activity is necessary or appropriate to allow financial holding companies to effectively compete with other financial service providers and to efficiently deliver information and services.

To qualify to become a financial holding company, any of our depository institution subsidiaries must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, we must file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we do not have any immediate plans to file an election with the Federal Reserve to become a financial holding company, one of the primary reasons we selected the holding company structure was to have increased flexibility. Accordingly, if deemed appropriate, we may seek to become a financial holding company in the future.

Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company, is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless, prior to the enactment of the Gramm-Leach-Bliley Act, the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

o     Factoring accounts receivable;

o     Acquiring or servicing loans;

o     Leasing personal property;

o     Conducting discount securities brokerage activities;

o     Performing selected data processing services;

o Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

o     Performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, we are expected to act as a source of financial strength for our subsidiary, FS Bank, and to commit resources to support FS Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of FS Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

FS BANK

FS Bank is a state bank chartered under the banking laws of the Commonwealth of Kentucky. As a result, it is subject to the supervision, examination and reporting requirements of the Kentucky Department of Financial Institutions ("KDFI"). KDFI regularly examines FS Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. KDFI also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, FS Bank's deposits are insured by the FDIC to the maximum extent provided by law. FS Bank also is subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

BRANCHING. With prior regulatory approval, Kentucky law permits banks based in the state to either establish new or acquire existing branch offices throughout Kentucky. FS Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Kentucky law (with limited exceptions) currently permits branching across state lines either through interstate merger or branch acquisition. Kentucky law does not currently permit an out-of-state bank to branch into Kentucky short of an interstate merger.

FDIC INSURANCE. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized;
(2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described below, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

CAPITAL ADEQUACY

Both First Security and FS Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in our case, and the FDIC, in the case of FS Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. FS Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2003, our ratio of total capital to risk-weighted assets was 12.1% and our ratio of Tier 1 capital to risk-weighted assets was 10.9%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 8.7%. The guidelines also provide that bank holding companies experiencing high internal growth, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company's Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

FS Bank experienced significant growth during our first five years of operations, from 1997 to 2001. While we experienced limited growth in 2003 (and our loans declined), we plan to emphasize growth in 2004. If our growth rate returns to levels we experienced in 1997 through 2001, our assets will grow faster than our capital and our capital ratios will decline. In order to maintain capital at FS Bank at appropriate levels, we may be required to incur borrowings or issue additional equity securities. To prepare for the expected growth in 2004, we borrowed $5 million and infused it into FS Bank on December 31, 2003.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

PROMPT CORRECTIVE ACTION

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2003, we believe FS Bank would be considered "well capitalized" by its primary regulator.

PAYMENT OF DIVIDENDS

We are a legal entity separate and distinct from FS Bank. The principal sources of our cash flow, including cash flow to pay dividends to our shareholders, are dividends that FS Bank pays to us as its sole shareholder. Statutory and regulatory limitations apply to FS Bank's payment of dividends to us as well as to our payment of dividends to our shareholders.

FS Bank is required by state law to obtain prior approval for payments of dividends if the total of all dividends declared by FS Bank's Board of Directors in any year will exceed (1) the total of FS Bank's undistributed net profits for that year, plus (2) FS Bank's retained net profits of the preceding two years, less any required transfers to surplus. Under the above retained profits limitation, at December 31, 2003 FS Bank could have paid a dividend of approximately $2.9 million.

In connection with the borrowing of $5 million used for a capital infusion into FS Bank, we entered into a credit agreement that provides, among other things, an additional $1 million that can be used for capital infusion into FS Bank, which we do not expect to utilize. The credit agreement also prohibits the payment of dividends on our common shares until that debt is retired. See also the Notes to Consolidated Financial Statements.

The payment of dividends by us and FS Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of KDFI or the FDIC, FS Bank was engaged in or about to engage in an unsafe or unsound practice, they could require, after notice and a hearing, that FS Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "Prompt Corrective Action" above.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

Transactions between First Security and FS Bank are subject to Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

o     A bank's loans or extensions of credit to affiliates;

o     A bank's investment in affiliates;

o Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

o The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

o A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates of an insider and the insider combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. FS Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

Transactions between FS Bank and its affiliates (including First Security) are also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Sarbanes-Oxley Act of 2002 prohibits First Security from extending or making arrangements for the extension of credit in the form of a personal loan to any of its directors or executive officers.

FS Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

COMMUNITY REINVESTMENT

The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the Office of the Comptroller of the Currency or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on FS Bank. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

PRIVACY

Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. FS Bank has established a privacy policy to ensure compliance with federal requirements.

OTHER CONSUMER LAWS AND REGULATIONS

Interest and other charges collected or contracted for by FS Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil relief Act of 2003 (formerly the Soldiers' and Sailors' Civil Relief Act of 1940) a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military. FS Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

o Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

o Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

o Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

o Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

o Servicemembers Civil relief Act of 2003, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

o Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

FS Bank's deposit operations are subject to the:

o Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

o Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

ANTI-TERRORISM LEGISLATION

On October 26, 2001, the President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above. FS Bank currently has policies and procedures in place designed to comply with the USA PATRIOT Act.

PROPOSED LEGISLATION AND REGULATORY ACTION

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICIES

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the Federal Reserve's statutory power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve, through its monetary and fiscal policies, affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2. DESCRIPTION OF PROPERTIES

First Security Bancorp's principal offices are located at 318 East Main Street in Lexington, Kentucky in Fayette County. FS Bank owns this property.

In addition to its main office facility, FS Bank has three branch banking offices in Lexington, Kentucky, located at 3750 Palomar Centre Drive, 3616 Walden Drive and 2100 Southview Drive; a mortgage loan production office at 190 Lowry Lane in Lexington, and a mortgage loan production office located at 455 South Fourth Street in Danville, Kentucky. FS Bank leases the land for its Palomar branch office from a related party and leases land for its Walden Drive branch office from an unrelated party. FS Bank leases three other locations from unrelated parties: (i) the Southview branch office, (ii) the Lowry Lane mortgage company office and (iii) the Danville, Kentucky loan production office.

The Palomar Centre lease has an initial term extending until May 2021, and we have the option to extend the lease for an additional 20 year term. Rent under this lease is $69,600 annually until June 2005, with bi-annual adjustments of $2,400 until the end of the lease.

The Walden Drive lease has an initial term of five years, and we have the option to extend the lease for five additional five year terms. The annual rent is currently $68,000 and ranges up to $109,515 in the last of the lease extension periods.

The Southview Drive lease has a term extending until 2007, at which time we have the option to extend the lease for two additional five year terms. Annual rent is currently $51,093, and is subject to increases in any lease extension period based upon increases in the consumer price index.

The Lowry Lane lease has a term until June 2007. Annual rent is $51,000.

The Danville lease has a term until March 31, 2004. Annual rent is $6,000.


ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which First Security or FS Bank is a party or of which any of its properties are subject; nor are there material proceedings known to First Security or FS Bank to be contemplated by any governmental authority; nor are there material proceedings known to First Security or FS Bank, pending or contemplated, in which any director, officer or affiliate or any principal security holder of First Security or FS Bank or any associate of any of the foregoing, is a party or has an interest adverse to First Security or FS Bank.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since inception in May 2000, First Security's common stock has been traded on the OTC Bulletin Board under the symbol "FSLK". The following table shows the high and low bid price information for First Security Bancorp's common stock for each quarter in 2003 and 2002, as derived from data furnished by the National Association of Securities Dealers. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

                                                   BID PRICE PER SHARE
                                                  High             Low
             2003
             ----
                First quarter                  $ 21.00          $ 16.25
                Second quarter                   21.00            17.05
                Third quarter                    18.50            17.00
                Fourth quarter                   17.00            14.75

             2002
             ----
                First quarter                  $ 21.00          $ 16.25
                Second quarter                   23.00            16.00
                Third quarter                    23.00            20.25
                Fourth quarter                   23.00            20.55


As of March 26, 2004, First Security had 501 owners of record of its shares.

First Security has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until FS Bank has achieved a level of profitability appropriate to fund such dividends and support asset growth and until First Security extinguishes its debt. See Item 1. "Description of Business - Supervision and Regulation - Payment of Dividends" and Item 6.
"Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on dividend restrictions applicable to First Security, including the prohibition on payment of dividends under the loan First Security obtained on December 30, 2003.

EQUITY PLAN COMPENSATION INFORMATION
The following table provides information as of December 31, 2003 with respect to our compensation plans under which equity securities of the Company are authorized for issuance:

                                 (a)                                                                  (c)
                 Number of securities issued                (b)                        Number ofsecurities available
                   upon the exercise of          Weighted-average exercise             for future issuance  under  equity
                   outstanding  options,         price  of  outstanding  options,      compensation  plans  (excluding
PLAN CATEGORY      warrants and rights               warrants and  rights              securities reflected in column a)
-------------      -------------------               --------------------              ---------------------------------


Equity compensation plans
 approved by shareholders(1)     87,750                    $ 18.91                                98,250

Equity compensation plans not
 approved by shareholders(2)     20,000                    $ 14.00                                     -
                              ---------                                                           -------

Totals                          107,750                    $ 18.00                                 98,250
                              =========                                                           =======



(1) Reflects shares of our common stock subject to options and available for issuance under the Company's Stock Award Plan.

(2) Reflects options granted under the Executive Employment Agreement we entered into with R. Douglas Hutcherson when he joined First Security and FS Bank as our President and CEO effective December 1, 2003. The options vest 4,000 per year commencing September 15, 2004, and have an expiration date of December 1, 2013.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2003 and 2002, and our results of operations for the years ended December 31, 2003, 2002 and 2001. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the Consolidated Financial Statements. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical financial information for 2003, 2002 and 2001. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes found in Item 7 herein. Factors concerning the comparability of certain indicated periods are discussed in this section.


                                                         2003                2002                2001
                                                      ------------        ------------        ------------

Income Statement Data:
     Interest income                                   $   11,401           $  13,136          $   12,107
     Interest expense                                       5,472               6,950               7,539
     Net interest income                                    5,929               6,186               4,568
     Provision for loan losses                                669               1,475                 447
     Securities gains                                         694                 660                 311
     Gain on sale of loans                                  1,084                 511                   -
     Loss on disposal of premises and fixed assets              -                  (1)                (95)
     Other noninterest income
                                                              980                 929                 437

     Noninterest expense                                    7,272               5,442               3,684
     Income tax expense                                       126                 322                  68
     Net income                                               620               1,049               1,022

Balance Sheet Data:
     Total assets                                         238,258             231,086             202,270
     Total securities                                      38,624              43,046              32,309
     Loans held for sale                                      407               3,390                   -
     Total loans, net of allowance                        158,733             164,999             150,884
     Allowance for loan losses                              2,379               2,457               1,538
     Total deposits                                       190,640             188,955             168,744
     Repurchase agreements and other short-term
          borrowings                                        8,874               8,211              12,957
     FHLB advances                                         12,512              14,517               2,336
     Note payable                                           5,000                   -                   -
     Shareholders' Equity                                  20,112              18,464              16,827

Per Share Data:
     Basic earnings per share                            $   0.42            $   0.72           $    0.70
     Dituted earnings per shar                               0.41                0.69                0.69
     Book value per share                                   12.90               12.68               11.55

Performance Ratios:
     Return on average assets                               0.27%               0.47%               0.62%
     Return on average equity                               3.22%               5.86%               6.06%
     Net interest margin (tax equivalent basis)             2.84%               3.11%               3.02%
     Efficiency ratio                                          84                  66                  71

Asset qualty ratios:
     Nonperforming assets to total loans                    2.44%               3.75%               0.52%
     Net loan charge-offs to average loans                  0.46%               0.34%               0.10%
     Allowance for loan losses to total loans               1.48%               1.47%               1.01%

Capital ratios:
     Average shareholders' equity to average total assets   8.36%               8.05%              10.15%
     Leverage ratio                                         8.67%               7.90%               8.80%
     Tier I risk-based capital ratio                       10.85%               9.80%              10.17%
     Total risk-based ratio                                12.10%              11.00%              11.08%

Other Key Data:
     End-of-period full-time equivalent employees              62                  57                  40



OVERVIEW

GENERAL. FS Bank's rapid growth from its inception through the end of 2003 has had, and continues to have, a material impact on First Security Bancorp's financial condition and results of operations. The following highlights the growth of total assets from its inception in 1997 through 2003:

                                                       Percentage
                    Year             Total Assets         Change
                    ----             ------------      ------------
                    1998             $     47,135
                    1999                   94,515          100.5%
                    2000                  134,459           42.3%
                    2001                  202,270           50.4%
                    2002                  231,086           14.2%
                    2003                  238,258            3.1%

The growth has been supported by both new equity capital and earnings. The initial capitalization for FS Bank in 1997 was $10 million. Thereafter, $6.3 million in additional equity capital was raised through a 2000 second offering, which continued into 2001, when an additional $628,000 was received. In 2003, $1,082,000 was received from the exercise of warrants issued to certain organizers at the time FS Bank was organized and from the exercise of stock options granted to employees and directors.

Growth has also been supported by earnings, although to a lesser extent, as First Security Bancorp sustained net losses for 1997 and 1998 in the aggregate amount of $1,515,000. As a de novo bank, the net losses during the first two years of operation were anticipated. We have operated profitably since 1998, accumulating retained earnings of $2,052,000 at December 31, 2003. No dividends have been paid on our common stock, as all earnings have been retained to support growth.

FINANCIAL CONDITION. During 2003, total assets grew by 3.1% and total deposits grew by .9%. Net loans declined by 3.8%. A number of factors contributed to the limited growth in 2003, including the competitive environment and turnover of key management personnel.

During 2003, three banks entered the local market. These startup banks are targeting the same customer segments as FS Bank and are, at times, offering interest rates that are below market on loans and in excess of market for deposits. Although we have not seen a material loss of customers to the new banks, their aggressive interest rates have caused us to become more aggressive in order to avoid losses in our volumes.

During 2003, the management of FS Bank underwent a number of changes. In March, the former chief financial officer's employment was terminated and, in July, the former chief executive officer resigned effective September 1, 2003 to pursue other business opportunities in the banking industry. The vacancies created in these key positions adversely impacted the ability of FS Bank to maintain its momentum in implementing its strategic and tactical plans. In addition, in January 2004, the chief credit officer of FS Bank resigned to pursue other business opportunities not within the banking industry. These vacancies have all been filled and we look forward to moving ahead strongly in 2004.

At year-end 2003, FS Bank had completed a plan to reallocate its assets to better position itself for a resumption of growth in 2004. This plan had a number of elements, including enhancing bank equity capital through a capital infusion received from First Security Bancorp, the source of which was a loan First Security Bancorp obtained from an unaffiliated bank, and converting a portion of our lower yielding investment securities into cash equivalents in preparation for loan growth in 2004.

At year-end 2003, the financial condition of FS Bank was strong, as presented in the following table:

                    Indicator                                  Ratio
              ---------------------                          ---------

              FS Bank
                  Equity Capital to Total Assets                 10.1%
                  Total Risk Based Capital to Risk-
                    weighted Assets                              13.8%
                  Cash Equivalents to Total Assets               12.6%
                  Investments to Total Assets                    16.2%
                  Loans (net) to Total Deposits                  83.9%

              First Security
                  Equity Capital to Total Assets                  8.4%

As is shown above, FS Bank and First Security Bancorp are well capitalized and FS Bank is positioned with a strong level of liquid assets which enable it to respond to loan growth in 2004, with approximately 25% of its total asset base available for redeployment as needed.

The increase in liquidity during 2003 has had an adverse impact on earnings. This occurs when earning assets are redeployed into lower yielding forms, such as investments and cash equivalents (which are primarily in the form of federal funds sold). For 2004, we are focused on increasing our overall loan portfolio, particularly in consumer financings. As we seek to increase our loan portfolio we must also continue to monitor the risks inherent in our lending operations. If our allowance for loan losses is not sufficient to cover loan losses in our loan portfolio, increases to the allowance for loan losses may be required which would decrease our earnings.

RESULTS OF OPERATIONS. First Security Bancorp's net interest income declined from $6.3 million in 2002 to $6.1 million in 2003, stated on a tax-equivalent basis. This was a result of several factors, including lower yields on federal funds sold, loans and investments not entirely offset by lower yields on interest bearing liabilities. The decline of interest income from loans and investments was $1.0 million and $.9 million, respectively, reflecting lower yields, while interest expense on interest bearing liabilities declined by $1.5 million, for a net decline in net interest income of $403,000.

For 2003, First Security Bancorp recorded a provision for loan losses in the amount of $669,000. This compares to $1,472,000 recorded for 2002. Net loans charged off increased in 2003, to $749,000 from the $551,000 level of 2002.

Noninterest income increased from $2.1 million in 2002 to $2.8 million in 2003. Much of the increase was due to mortgage loan originations and sales during 2003 which contributed $1.1 million in fees during the year, as compared to $511,000 in 2002. First Security Bancorp also recorded $694,000 in gains on the sales of securities available-for-sale in 2003 as compared to $660,000 in 2002.

Noninterest expense increased approximately $1.9 million in 2003. Noninterest expense is composed of salaries and employee benefits, equipment and occupancy expenses and other operating expenses. Of this total increase, approximately $471,000 related to the mortgage loan origination expenses. This increase in expense is offset by the increase in income on sales of mortgage loans as discussed above. The largest portion of the balance of the increase related to legal and professional fees of $336,000. This increase in legal and professional fees relates to administration of problem loans and to strategic planning and evaluation of strategic alternatives by our board of directors.

First Security increased its number of full-time equivalent employees from 56.5 at December 31, 2002 to 62.0 at December 31, 2003. Included in this increase were employees whose compensation is based on commissions and other forms of incentive pay. During 2003, we experienced an overall increase in compensation and employee benefit expense of approximately $788,000. Of this increase, approximately $370,000 related to the mortgage loan origination functions and approximately $90,000 related to a severance arrangement with our former chief executive officer.

CAPITAL AND LIQUIDITY. On December 30, 2003, First Security borrowed $5 million from a commercial bank and infused the proceeds as additional equity capital into FS Bank. The note is structured as a reducing revolving loan, bears interest at a rate of prime less .25% and will mature on December 31, 2006. First Security believes that the proceeds from this borrowing should provide, under current regulatory guidelines, the regulatory capital First Security needs to support its targeted growth in 2004 and the foreseeable future.

CRITICAL ACCOUNTING ESTIMATES

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses (ALL), have been critical to the determination of our financial position and results of operations.

ALLOWANCE FOR LOAN LOSSES (ALL). To evaluate the loan portfolio, management has established loan grading procedures. These procedures establish a grade for each loan upon origination which is periodically reassessed throughout the term of the loan. Grading categories include highest quality, above average, average, low average, watch, substandard, doubtful, and loss. Loans graded watch or worse also include loans severely past-due and those not accruing interest. Specific reserve allocations are calculated for specific individual loans having been graded watch, substandard, doubtful, and loss based on the specific estimated collectability (and by reference, estimated inherent risk of loss) of each loan. The aggregate of the estimated probable and incurred loss then becomes a portion of the allowance for loan losses to be specifically allocated to that loan. These calculations are referred to as specific allocations.

For loans not individually graded watch, substandard, doubtful or loss, an estimated loss factor is calculated and applied to each category, after reducing the category amounts for cash equivalent collateral held by FS Bank (such as certificates of deposit issued by FS Bank and held as collateral) and guaranties from the federal government (such as SBA guaranties). A general allowance allocation is computed using totals of each loan grading category (as adjusted) multiplied by an estimated loss factor applied to each grading category. The sum of the calculation for each grading category represents the general allowance. These loss factors are typically developed over time using actual loss experience adjusted for the various factors discussed above.

The sum of the specific allocations and the general allocation represents management's best estimate of the probable incurred losses contained in the loan portfolio at the measurement date. Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses.

In assessing the adequacy of the ALL, we also rely on an ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewer, who is not an employee of FS Bank, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

Management believes the allowance for loan losses at December 31, 2003 was adequate. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

RESULTS OF OPERATIONS

For 2003, we experienced a decline in our loans and a slowing in the growth in other earning assets and deposits. We also experienced increased operating expenses. These factors combined to result in a decline in net income. Net income for the year ended December 31, 2003 was $620,000, as compared to $1,049,000 for 2002. The following is a more detailed discussion of results of our operations.

NET INTEREST INCOME. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our earnings. For the year ended December 31, 2003, we recorded net interest income of $6,125,000 which resulted in a net interest margin of 2.84% for the year. For the year ended December 31, 2002, we recorded net interest income of $6,528,000 which resulted in a net interest margin of 3.11% for the year. During 2001, the Federal Reserve lowered its Federal funds rate 475 basis points and another 50 basis points in 2002. Our management believes the interest rate environment had a negative impact on our net interest income during these periods as a significant number of our customers have adjustable rate loans tied primarily to our prime lending rate which declined in lock-step with prime rate, as that rate declined along with federal funds rate declines.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for each of the years in the three-year period ended December 31, 2003 (dollars in thousands):

                                              2003                       2002                             2001
                                   ---------------------------    --------------------------     ----------------------------
                                   Average             Yields/    Average            Yields/      Average             Yields/
                                   Balances  Interest  Rates      Balances  Interest  Rates      Balances  Interest   Rates
Interest-earning  assets:
  Loans (1,2)                       $164,520  $10,079   6.13%     $161,514  $11,102    6.87%     $129,190   $10,618   8.22%
  Securities  available for sale:
  Taxable                             30,320      836   2.76%       31,813    1,333    4.20%       15,938       932   5.84%
  Tax exempt (3)                       9,858      576   5.84%       14,693    1,011    6.88%        6,012       490   8.15%
  Federal funds sold and other        10,974      106   0.97%        1,748       32    1.83%        5,598       233   4.16%
                                    --------   ------             --------  -------              --------    ------
  Total interest-earning assets      215,672   11,597   5.38%      209,768   13,478    6.43%      156,738    12,273   7.83%
Nonearning assets                     14,552                        12,637                          9,231
                                    --------                      --------                       --------
 Total assets                       $230,224                      $222,405                       $165,969
                                    ========                      ========                       ========

Interest-bearing liabilities:
  Interest-bearing deposits:
     Interest checking              $  18,894 $  136    0.72%     $ 20,926  $   282    1.35%     $ 15,107   $   409   2.71%
     Savings and money
           market                      22,599    230    1.02%       21,455      412    1.92%       14,805       528   3.57%
     Certificates of deposit          124,891  4,508    3.61%      125,897    5,718    4.54%      101,141     6,313   6.24%
                                    --------- ------              --------  -------              --------   -------
  Total interest-bearing deposits     166,384  4,874    2.93%      168,278    6,412    3.81%      131,053     7,250   5.53%
  Securities sold under
    agreements to Repurchase            4,625     40    0.86%        6,765       91    1.35%        6,474       193   2.98%
  Federal funds purchased                 224      1    0.35%        2,415       47    1.95%          386        16   4.14%
  Federal Home Loan Bank
    advances and note payable          13,552    557    4.11%       10,060      400    3.98%        1,182        80   6.77%
                                    ---------  -----              --------  -------              --------   -------
  Total interest-bearing liabilities  184,785  5,472    2.96%      187,518    6,950    3.71%      139,095     7,539   5.42%
                                    ---------  -----              --------  -------              --------   -------
  Noninterest-bearing liabilities:
     Demand deposits                   22,617                       15,930                          8,997
     Other liabilities                  3,575                        1,053                          1,026
                                    ---------                     --------                       --------
  Total liabilities                   210,977                      204,501                        149,118
  Stockholders' equity                 19,247                       17,904                         16,851
                                    ---------                     --------                       --------
  Total liabilities and
    stockholders' equity             $230,224                     $222,405                       $165,969
                                     ========                     ========                       ========
    Net interest income                       $6,125                         $6,528                          $4,734
                                               ======                        ======                          ======
    Net interest spread (4)                             2.42%                          2.72%                          2.41%
    Net interest margin (5)                             2.84%                          3.11%                          3.02%

(1)  Average balances for nonperforming loans are included in the above amounts.
(2) Loan fees included in interest income were $575,000, $816,000 and $615,000 in 2003, 2002 and 2001, respectively.
(3) We computed yields based on the carrying value of tax exempt instruments on a fully tax equivalent basis. (4) Net interest spread is calculated as the mathematical difference between the yield on total interest-bearing assets and the cost of total interest-bearing liabilities.
(5) Net interest margin is calculated as the net interest income divided into the total interest-bearing assets.

Several factors contributed to the decline in net interest margin for 2003 when compared to the same period in 2002, including the following:

o Our loan yields decreased from 6.87% for 2002 to 6.13% for 2003, a decrease of 74 basis points. Several factors contributed to this decrease:

o As of December 31, 2002, approximately 60% of our loans, aggregating $98.9 million were on fixed rates with various maturities on or after January 1, 2003. During 2003, a substantial amount of these loans were renewed or renegotiated to a floating interest rate structure. As of December 31, 2003, our fixed rate loans had declined by approximately $30.5 million to $68.4 million. These fixed rate loans had a weighted yield of 7.22% at December 31, 2002, as compared to 6.79% as of December 31, 2003.

o FS Bank's prime lending rate for the period from January 1, 2003 through June 27, 2003 was 4.25% and then was reduced to 4.00% for the period from June 25, 2003 to December 31, 2003. This compares to a consistent 4.75% for the period of January 1, 2002 through November 7, 2002 and 4.25% for the period of November 8, 2002 through December 31, 2002. As of December 31, 2002, approximately 40% of our loans, aggregating $65.7 million, were on floating rates tied to FS Bank's prime lending rate. During 2003, these loans increased by $27 million to $92.7 million. The yield on these loans declined from 4.47% at December 31, 2002 to 4.44% at December 31, 2003.

o During 2003 and 2002, we sold a substantial amount of our available-for-sale securities, recognizing gains of $694,000 and $660,000, respectively. These gains were attributable to yields on the securities being higher than existed in the market at the time of sale. The proceeds from these sales were reinvested into lower yielding securities.

o     We  have  consistently   maintained  most  of  our  securities
      available-for-sale in mortgage-backed securities. These mortgage-backed securities are comprised of "pools" of individual mortgage loans granted to homeowners. During periods of falling rates, these mortgage-backed securities experience principal paydowns at a more rapid rate than in a flat or rising interest rate environment as homeowners take advantage of the lower interest rates by either purchasing a new home or refinancing their existing mortgage. In either event, the existing mortgages are paid-off and, in turn, the mortgage-backed security which includes these mortgages is paid down. Accordingly, any premium amortization associated with these securities also escalates causing the yields on these securities to decrease. This was particularly true in the second and third quarters of 2003 as a significant number of homeowners refinanced their existing mortgage loans.

o Although deposit rates decreased between the two periods, those rates decreased at a slower pace than rates for loans, as deposit rates typically adjust more slowly than loan yields during a period of declining interest rates due to the term of the deposit accounts and due to competitive market pressures. Thus, deposit-funding costs typically do not decrease as quickly as do revenues from interest income on earning assets. Additionally, during 2003, overall deposit rates were less than those rates for the comparable period in 2002. In some cases, rates for 2003 have decreased to such levels that further decreases in deposit rates approach what we term "embedded floors" or rates that are not reasonable or practical to go below, such that further decreases in deposit rates could place us in a competitive disadvantage as customers seek higher returns on their balances.

o During 2002, we borrowed $13.2 million in medium term (2 - 5 year) fixed rate advances from the Federal Home Loan Bank of Cincinnati ("FHLB") at a weighted average cost of 3.70%. These advances generally have prepayment penalties. Not all of these borrowings were match funded with loans having similarly structured prepayment penalties. Thus, in some cases, as our lending rates declined, we adjusted the interest rates downward on those loans that were funded with the advances without a corresponding decrease in the cost of the FHLB advances.

RATE AND VOLUME ANALYSIS. As noted above, net interest income declined by $403,000 on a tax-equivalent basis between the years ended December 31, 2003 and 2002. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

                                           2003 Compared to 2002                    2002 Compared to 2001
                                     ---------------------------------        ---------------------------------
                                        Rate         Volume         Net          Rate        Volume         Net
                                        ----         ------         ---          ----        ------         ---
Interest-earning assets:
     Loans                             $(1,226)      $  203      $(1,023)     $(1,910)       $2,394       $  484
     Securities available-for-sale:
        Taxable                           (437)         (60)        (497)        (523)          924          401
        Tax exempt                        (137)        (298)        (435)         708          (187)         521
     Federal funds sold and other          (22)          96           74         (160)          (41)        (201)
                                       -------       ------      --------      ------        ------       ------
     Total interest-earning assets      (1,822)         (59)      (1,881)      (1,885)        3,090        1,205
                                       -------       ------      --------      ------        ------       ------

Interst-bearing liabilities:
     Interest-bearing deposits:
        Interest checking                 (121)         (25)        (146)        (250)          123         (127)
        Savings and money market          (203)          20         (183)        (299)          183         (116)
        Certificates of deposit         (1,164)         (45)      (1,209)      (1,941)        1,346         (595)
                                       -------       ------      --------      ------        ------       ------
     Total interest-bearing deposits    (1,488)         (50)      (1,538)      (2,490)        1,652         (838)
     Securities sold under agreements to
        repurchase                         (27)         (24)         (51)        (110)            8         (102)
     Federal funds purchased               (22)         (24)         (46)         (53)           84           31
     Note payable                             -            -           -            -             -            -
     Federal Home Loan Bank advances        14          143          157          (46)          366          320
                                       -------       ------       -------      ------        ------       -------
     Total interest-bearing liabilities (1,523)          45       (1,478)      (2,699)        2,110         (589)
                                       -------       ------       -------      ------        ------       -------
Net interest income                    $  (299)      $ (104)      $ (403)      $  814        $  980       $1,794
                                       =======       ======       =======      =======       ======       =======




Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The change attributed to rates and volumes (change in rate times change in volume) is allocated between volume change and rate change at the ratio of how much each component bears to the absolute value of their total.

PROVISION FOR LOAN LOSSES. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses ("ALL") that, in our management's evaluation, should be adequate to provide coverage for probable and incurred loss on outstanding loans. The provision for loan losses amounted to $669,000 and $1,472,000 for the years ended December 31, 2003 and 2002, respectively.

Based upon our management's evaluation of the loan portfolio, our management believes the allowance for loan losses to be adequate to absorb our estimate of probable and incurred losses existing in the loan portfolio at the balance sheet date. The decrease in the provision for loan losses for the year ended December 31, 2003 when compared to the year ended December 31, 2002 was primarily due to the following factors:

o     management's concerted effort in 2002 to improve the quality of the loan
      portfolio  by  adopting  a  revised  loan  policy   coupled  with  revised
      underwriting guidelines.

o management's critical evaluation of the loan portfolio at year-end 2002, resulting in a substantial provision to the allowance for loan losses.

o management's extensive efforts in 2003 to collect or eliminate poor quality loans extended in 2002 and prior years.

Based upon our management's assessment of the loan portfolio, we adjust our ALL to an amount deemed appropriate to adequately cover probable and incurred losses in the loan portfolio. While our policies and procedures used to estimate the ALL, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by FS Bank's regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our ALL and, thus, the resulting provision for loan losses.

NONINTEREST INCOME. FS Bank's noninterest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other noninterest income generally reflect FS Bank's growth, while fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loan participations sold and gain on sales of investment securities may also vary widely from quarter to quarter.

The following is the makeup of our noninterest income for the years ended December 31, 2003 and 2002 (dollars in thousands):


                                                                                         Change
                                                                                  ---------------------
                                                        2003           2002       Amount        Percent
                                                        ----           ----

Noninterest income:
     Service charges on deposit accounts            $    707       $    788       $   (81)        -10.3%
     Net gains on the sale of loans                    1,084            511           573         112.1%
     Net gains on the sale of securities                 694            660            34           5.2%
     Other noninterest income                            301            140           161         115.0%
                                                    --------       ---------      -------
     Total                                          $  2,786       $  2,099       $   687          32.7%
                                                    ========       =========      =======


As shown, the largest component of noninterest income is gains on sales of loans. This income category includes income from origination fees and points on residential loans made with the expectation that they will be later sold into the secondary market, and from service release fees received on these loans from the purchasers. All loans are sold whereby servicing rights transfer to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment.

Service charge income for 2003 decreased from that of 2002 due to the termination of our relationship with two large volume customers who generated large amounts of overdraft and returned check fees.

Also included in noninterest income for the year ended December 31, 2003 were net gains of approximately $694,000 realized from the sale of approximately $11.9 million of available-for-sale securities. This compares to net gains of approximately $660,000 realized from the sale of approximately $46.2 million of available-for-sale securities in 2002.

NONINTEREST EXPENSE. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the years ended December 31, 2003 and 2002 (dollars in thousands):

                                                              Change
                                                          ------------------

                                         2003     2002    Amount     Percent
                                         ----     ----
  Noninterest expense
   Salaries and employee benefits     $ 3,499   $ 2,711      788       29.1%
   Equipment and occupancy              1,135       953      182       19.1%
   Data processing                        379       241      138       57.3%
   Advertising                            208       167       41       24.6%
   Legal and professional fees            616       280      336      120.0%
   Loss on sales of foreclosed assets      72         -       72         n/a
   Other noninterest expense            1,363     1,090      273       25.0%
                                      -------    ------    -----      ------
   Total                              $ 7,272   $ 5,442    1,830       33.6%
                                      =======   =======    =====      ======

Expenses have increased during the above periods due primarily to the following factors:

o The full year operation of the mortgage origination function, which increased noninterest expenses by approximately $471,000.

o An increase of approximately $180,000 in legal and professional fees relating to strategic planning and evaluation of strategic alternatives by our board of directors.

o An increase of approximately $156,000 in legal and professional fees involving administration of problem loans.

o The implementation of enhanced computer systems capabilities for our Internet site and the installation of remote backup and storage systems,
      all  recorded  as  data   processing   expense,   caused  an  increase  of
      approximately $140,000.

o The loss of $72,000 on the liquidation of foreclosed assets in 2003 that were acquired in 2002.

o The recording of a severance expense to our former chief executive officer in the amount of $90,000.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 83.7% in 2003 compared to 65.7% in 2002. We use the efficiency ratio as a way to analyze the amount of expense that is incurred to generate a dollar of revenue. This increase in the efficiency ratio is attributable to the decline in net interest income and the increase in noninterest expense.

INCOME TAXES. The effective income tax expense rate for the year ended December 31, 2003 was approximately 16.9% compared to an effective income tax expense rate for the year ended December 31, 2002 of approximately 23.5%. This rate of taxation compares to the statutory rate of 34% and reflects various tax minimization strategies, including the investing into tax exempt securities and the investment in tax exempt public facilities that generate income tax credits.

QUARTERLY INFORMATION. The following is a summary of quarterly balance sheet and results of operations information for 2003 (dollars in thousands, except per share data).


                                                  4th Quarter     3rd Quarter     2nd Quarter     1st Quarter
                                                  -----------     -----------     -----------     -----------

Selected balance sheet data at quarter end:
     Total assets                                 $  238,258      $  225,001      $  232,925      $  230,215
     Total loans (excluding loans held for sale      161,112         162,934         164,721         160,189
     Allowance for loan losses                        (2,379)         (2,224)         (2,294)         (2,570)
     Securities available-for-sale                    38,624          38,386          37,606          41,237
     Total deposits                                  190,640         187,771         192,817         191,596
     Securities sold under agreements to repurchase    8,874           3,723           3,699           4,608
     Advances from FHLB                               12,512          13,065          13,614          14,157
     Total stockholders' equity                       20,112          19,402          19,317          18,932

Balance sheet data, quarterly averages:
     Total assets                                    230,498         229,541         231,177         229,680
     Total loans (excluding loans held for sale)     161,351         163,086         160,590         163,395
     Allowance for loan losses                        (2,277)         (2,257)         (2,509)         (2,573)
     Securities available-for-sale                    39,847          37,578          41,336          41,951
     Total deposits                                  189,090         192,219         192,483         190,874
     Securities sold under agreements to repurchase    6,161           3,806           1,988           4,547
     Advances from FHLB                               12,697          13,248          13,796          14,467
     Total stockholders' equity                       19,807          19,265          19,174          18,743

Income data:
     Interest income                               $   2,733       $   2,768      $    2,911       $   2,989
     Interest expense                                  1,231           1,333           1,410           1,498
                                                   ---------       ---------      ----------       ---------
     Net interest income                               1,502           1,435           1,501           1,491
     Provision for loan losses                          (150)            (50)           (324)           (145)
                                                   ---------       ---------      ----------       ---------
     Net interest income after provision
          for loan losses                              1,352           1,385           1,177           1,346
     Noninterest income                                  564             794             940             460
     Noninterest expense                               1,875           1,855           1,863           1,679
                                                   ---------       ---------      ----------       ---------
     Income before income taxes                           41             324             254             127
     Income taxes                                          5             (75)            (52)             (4)
                                                   ---------       ---------      ----------       ---------
     Net income                                    $      46       $     249      $      202       $     123
                                                   =========       =========      ==========       =========

Per share data:
     Earnings - basic                                   0.03            0.17            0.14            0.08
     Earnings - diluted                                 0.04            0.16            0.13            0.08
     Book value at quarter-end                         12.90           12.89           13.03           12.87

     Weighted average shares - basic               1,522,867       1,491,370       1,472,589       1,463,927
     Weighted average shares - diluted             1,537,380       1,523,189       1,516,575       4,516,962
     Common shares outstanding                     1,558,690       1,504,822       1,482,246       1,470,722



FINANCIAL CONDITION

Our consolidated balance sheet at December 31, 2003 reflects modest growth since December 31, 2002. Total assets grew from $231.1 million at December 31, 2002 to $238.3 million at December 31, 2003, a 3.1% increase. Total deposits grew $1.6 million during 2003, an increase of .9%. Total loans declined by $6.3 million and total securities available-for-sale declined by $4.4 million. We invested substantially all of these sources of funds into federal funds sold, which increased by $21.1 million.

LOANS. The composition of our loan portfolio at December 31, 2003, 2002, 2001, 2000 and 1999 is summarized as follows (dollars in thousands):


                                                2003          2002             2001            2000         1999
                                        -------------  --------------  -------------  -------------  --------------

           Commercial                    $    49,165    $    47,612     $    41,309    $    31,257     $    26,596
           Mortgage loans on real estate:
              Commercial                      61,669         64,325          62,330         41,397          24,556
              Residential                     14,882         17,871          19,749         11,663           7,450
              Construction                    16,990         20,664          15,508         11,661          11,299
              Home equity                     11,488         10,180           7,981          5,871           4,373
              Consumer                         6,035          5,773           4,696          4,501           3,544
              Credit card                        883          1,033             849            748             379
                                         -----------    -----------     -----------    -----------     -----------
           Total Gross Loans             $   161,112    $   167,458     $   152,422    $   107,098     $    78,197
                                         ===========    ===========     ===========    ===========     ===========


The following table classifies our fixed and variable rate loans at December 31, 2003 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

                                                  Amounts at December 31, 2003          Percentages
                                               ---------------------------------        -----------
                                                  Fixed      Variable    Total           % Totals

  Based on contractual repricing dates:
    Daily floating rate                        $      -    $   87,536   $  87,536           54.3%
    Reprice within one year                      33,651         3,559      37,210           23.1%
    Reprice in one year through five years       28,866         1,590      30,456           18.9%
    Reprice after five years                      5,910             -       5,910            3.7%
                                               --------    ----------   ---------        --------
    Total                                      $ 68,427    $   92,685   $ 161,112          100.0%
                                               ========    ==========   =========        ========


The above information does not consider the impact of scheduled principal payments. Daily floating rate loans are tied to FS Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.

NON-PERFORMING ASSETS. The specific economic and credit risks associated with our loan portfolio, include, but are not limited to, a general downturn in the economy which could affect employment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers and fraud.

We attempt to reduce these economic and credit risks by adherence to loan-to-value guidelines for collateralized loans, by investigating the creditworthiness of the borrower and by monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 20% of FS Bank's statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral, and further limit the amount of loans that can be made to related parties.

FS Bank discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2003, we had $3,605,000 in loans on nonaccrual compared to $1,867,000 at December 31, 2002. The year end 2003 nonaccrual loans include $3,092,000 in restructured loans which in 2002 were in an accrual status.

There were approximately $214,000 in other loans at December 31, 2003 which were 90 days past due and still accruing interest, as compared to $1,218,000 at December 31, 2002. At December 31, 2003, we had $3,092,000 in restructured loans as compared to $3,268,000 at December 31, 2002. Restructured loans at December 31, 2002 consisted of several loans to a troubled franchise operator which, during 2003, were reclassified to non-accrual.

The following table is a summary of our nonperforming loans at December 31, 2003, 2002, 2000, 2001 and 1999 (dollars in thousands):


                                                2003          2002             2001            2000         1999
                                        -------------  --------------  -------------  -------------  --------------

         Nonperforming loans
           Nonaccrual loans (1)          $     3,605    $     1,867     $       470    $         -     $         -
           Restructured loans (2)                  -          3,268               -              -               -
           Accruing loans past due 90
              days or more                       214          1,218             319              2               -
                                         -----------    -----------     -----------    -----------     -----------
           Total nonperforming loans           3,819          6,353             789              2               -
         Other real estate owned                 119              -               -              -               -
         Other foreclosed assets held
            pending liquidation                    -            300               -              -               -
                                         -----------    -----------     -----------    -----------     -----------
         Total nonperforming assets      $     3,938    $     6,653     $       789    $         2     $         -
                                         ===========    ===========     ===========    ===========     ===========

         Ratio of nonperforming loans
           to total loans                       2.4%           3.8%             .5%              -               -

         Ratio of nonperforming assets to
           total loans                          2.4%           4.0%             .5%              -               -

         Ratio of nonperforming assets
           to total allowance for loan
           losses at end of period            165.5%         270.6%           51.3%              -               -

           (1) Interest income that would have been recorded in 2003 related to nonaccrual loans was $12,000 compared to $21,000 for the year ended December 31, 2002, none of which is included in interest income or net income for the applicable periods.
           (2) Restructured loans of $3,092 at December 31, 2003 are reflected in the totals for nonaccrual loans at that date. These loans had a balance of $3,268,000 at December 31, 2002 and are reflected as restructured loans at that date.

Potential problem assets, which are not included in nonperforming assets, amounted to $4,050,000 or 2.50% of total loans at December 31, 2003 compared to $6,763,000 or 4.04% at December 31, 2002. Potential problem assets represent those assets with a potential or a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by FS Bank's primary regulator for loans classified as substandard.

ALLOWANCE FOR LOAN LOSSES (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the probable and incurred loss in the loan portfolio. As of December 31, 2003 and 2002, our allowance for loan losses was $2,379,000 and $2,459,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under "Critical Accounting Estimates" above.

At both December 31, 2003 and 2002, approximately 79% of our loan portfolio consisted of commercial loans, commercial real estate loans and commercial construction loans. We periodically analyze our loan position with respect to our borrowers' industries to determine if a concentration of credit risk exists to any one or more industries. We do have a significant credit exposure of loans outstanding plus unfunded lines of credit to borrowers in the residential construction industry to owners of nonresidential buildings at December 31, 2003 and 2002. This exposure level is taken into consideration by management in its determination of the adequacy of the allowance for loan losses. Based upon that determination, we believe that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

The following table sets forth, based on management's best estimate, the allocation of the ALL to types of loans as of December 31 and the percentage (%) of the category of loans to total loans (dollars in thousands):

                                            2003          2002             2001            2000         1999
                                       -----------    -------------   -------------  -------------  --------------
                                       Amount  %      Amount    %     Amount  %      Amount  %      Amount  %
                                       -----------    -------------   -------------  -------------  --------------

Commercial                       $ 1,610     30.6%   $ 1,509   28.5%  $  639   27.0% $  519  29.1%  $  348    34.1%
Mortgage loans on real estate:
  Commercial                         379     38.3%       460   38.4%     450   40.9%    300  38.7%     216    31.4%
  Residential                         80      9.2%       125   10.7%     138   13.0%     85  10.9%      71     9.5%
  Construction                       105     10.5%       116   12.3%     111   10.2%     64  10.9%      54    14.4%
  Home Equity                          -      7.2%         -    6.1%       -    5.2%      -   5.5%       -     5.6%
Consumer                             190      3.7%       224    3.4%     175    3.1%    228   4.2%     110     4.5%
Credit Card                           15       .5%        25     .6%      25     .6%     25    .7%      20      .5%
                                 -------    ------   -------  ------  ------  ------ ------ ------  ------   ------
Total                            $ 2,379    100.0%   $ 2,459  100.0%  $1,538  100.0% $1,221 100.0%  $  819   100.0%
                                 =======    ======   =======  ======  ======  ====== ====== ======  ======   ======

The following is a summary of changes in the allowance for loan losses for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):


                                   2003         2002         2001         2000         1999
                              ------------- ------------ ------------ ------------ ------------

Balance at beginning of
  period                      $       2,459 $      1,538 $       1,221 $       819 $        335

Charge-offs:
  Commercial                            727          472            77          23            -
  Real estate                            30            -            32           -            -
  Consumer                              101           89            21           -            3
                              ------------- ------------  ------------ -----------  -----------
  Total charge-offs                     858          561           130          23            3
                              ------------- ------------ ------------- -----------  -----------

 Recoveries:
   Commercial                           104             -            -           -            -
   Real estate                            3             7            -           -            -
   Consumer                               2             3            -           -            -
                                ----------- ------------- ------------ -----------  -----------
   Total recoveries                     109            10            -           -            -
                                ----------- ------------- ------------ -----------  -----------

 Net charge-offs                        749           551          130          23            3
                                ----------- ------------- ------------ -----------  -----------

 Provision for loan losses              669         1,472          447         425          487
                                ----------- ------------- ------------ -----------  -----------

 Balance at end of period       $     2,379  $      2,459 $      1,538 $      1,221 $       819
                                =========== ============= ============ ============ ===========

 Loans at end of period         $   161,112  $    167,456 $    152,422 $    107,098 $    78,197
 Average loans                      164,520       161,514      129,190       94,593      56,134

 Ratios:
   Allowance for loan losses
    to total loans                    1.48%         1.47%        1.02%        1.14%       1.05%
   Net charge-offs to average
    Loans for period                   .46%          .34%         .10%           -            -


During 2003, we charged off $418,000 related to a particular commercial loan which, prior to the charge-off date, had been on nonaccrual status. Additionally, we recorded a loss of $72,000 on the liquidation of foreclosed assets received from this same customer. During 2002, we charged-off $275,000 related to a single commercial borrower. These charge-offs constitute a substantial portion of all charge-offs for the years noted. Other than these instances, charge-offs to individual customers were not large in comparison to the total charge-offs. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs and we will consider the amount and nature of our charge-offs in determining the adequacy of our allowance for loan losses.

INVESTMENTS. Our investment portfolio, consisting primarily of Federal agency bonds and mortgage-backed securities, amounted to $38.6 million and $43.0 million at December 31, 2003 and 2002, respectively. The following table summarizes the amortized cost and fair value of our securities at those dates, all of which we classify as available-for-sale (dollars in thousands):

                                                      Amortized       Unrealized    Unrealized       Fair
                                                         Cost            Gains        Losses        Value
                                                      ---------       ---------     ----------      -----
           2003
           ----
              Securities available-for-sale:
                U.S. Government and federal agencies  $   9,368       $     75       $     (6)   $    9,437
                State and municipal                       2,836             41             (4)        2,873
                Mortgage-backed                          26,105            280            (71)       26,314
                                                      ---------       --------       --------    ----------
              Total                                   $  38,309       $    396       $    (81)   $   38,624
                                                       ========        =======        =======     =========

           2002
           ----
              Securities available-for-sale:
                U.S. Government and federal agencies  $   1,009       $      8       $      -    $    1,017
                State and municipal                      14,072            241            (62)       14,251
                Mortgage-backed                          27,580            200             (2)       27,778
                                                      ---------       --------       --------    ----------
              Total                                   $  42,661       $    449       $    (64)   $   43,046
                                                       ========        =======        =======     =========


During 2003, we sold $11.9 million of available-for-sale securities at a net gain of $694,000. This compares to sales of $46.2 million and net gains of $660,000 in 2002. At December 31, 2003, approximately $8.8 million of our available-for-sale portfolio was pledged to secure public fund and other deposits and securities sold under agreements to repurchase.

The following table shows the carrying value of investment securities according to contractual maturity classifications of one year or less, after one year through five years, after five years through ten years, and after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2003 and 2002 (dollars in thousands):
                                                            2003
                                                          --------

 Due in one year or less                                  $    267
 Due after one year through five years                       7,497
 Due after five years through ten years                      4,185
 Due after ten years                                           361
                                                          --------
 Total                                                    $ 12,310
                                                          ========

We compute income on securities using coupon interest, adding discount accretion or subtracting premium amortization, and for certain Treasury Inflation Protection securities, the adjustments to the par values based on inflation adjustment data as provided by the federal government. The majority of our investments for 2003 and 2002 were in the form of mortgage-backed securities. These investments are typically acquired at a premium to their par value. Since these securities are repayable in monthly increments, based on the repayment of the underlying mortgages, they are subject to wide variations in their yield caused by the increased write off of the purchase premiums. During 2003, the interest rate market for residential financings was at a thirty year low, causing many homeowners to refinance their home mortgages. As a result, when receiving prepayments, we accelerated premium amortization. This caused a lowering of the yields on these investments.

Deposits and Other Borrowings. We had approximately $190.6 million of deposits at December 31, 2003 compared to $189.0 million at December 31, 2002. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits. Additionally, we have repurchase agreements which are essentially deposit equivalents collateralized by securities. These agreements amounted to $8.9 million at December 31, 2003 and $8.2 million at December 31, 2002. Additionally, at December 31, 2003, we had balances of $12.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $14.5 million at December 31, 2002.

Our deposits at December 31, 2003, 2002 and 2001 were as follows:


                                                                      2003             2002          2001
                                                                --------------  -------------- --------------

              Interest-bearing demand                           $    18,187     $   17,601     $    18,886
              Savings, money market and NOW                          23,204         22,889          17,113
              Time deposits                                          73,461         77,732          75,672
              Time deposits $100,000 and over                        51,207         50,255          44,498
                                                                -----------     ----------     -----------
              Total interest-bearing deposits                       166,059        168,477         156,169
              Noninterest-bearing                                    24,581         20,478          12,575
                                                                -----------     ----------     -----------
              Total deposits                                    $   190,640     $  188,955     $   168,744
                                                                ===========     ===========    ===========


Information on our repurchase agreements at December 31, 2003, 2002 and 2001 is as follows:


                                                                      2003             2002          2001
                                                                --------------  -------------- --------------

              Average balance during the year                   $     4,901     $      6,832   $     6,474
              Average interest rate during the year                    .78%            1.34%         2.98%
              Maximum month-end balance during the year         $     8,874     $     14,088   $    13,647
              Balance at year-end                               $     8,874     $      8,211   $    12,957


Information on our advances from the Federal Home Loan Bank of Cincinnati at December 31, 2003 and 2002 is as follows:


                                                     Interest                             Balances
                      Date of Advance     Amount        Rate         Maturity           2003       2002
                  -------------------     ------     -- ----    ----------------       -------   -------

                  November 30, 2000       $ 1,050     6.71%     December 1, 2015       $  1,014  $ 1,027
                  November 21, 2001         1,300     5.61%     December 1, 2016          1,265    1,283
                  May 1, 2002               5,000     3.70%     June 1, 2005              2,569    4,042
                  May 31, 2002              2,000     3.73%     May 28, 2004              2,000    2,000
                  June 19, 2002             1,800     4.15%     July 1, 2005              1,716    1,776
                  September 5, 2002           600     2.84%     October 1, 2006             432      576
                  September 5, 2002           600     3.06%     October 1, 2007             468      581
                  December 6, 2002          1,800     3.65%     January 1, 2008           1,661    1,800
                  December 6, 2002          1,432     3.82%     January 1, 2008           1,387    1,432



All of the above advances are amortizing on a monthly basis through maturity except for the May 31, 2002 advance in the amount of $2 million, whose principal is payable at maturity.

NOTE PAYABLE. On December 30, 2003, the Company entered into a credit agreement with another financial institution that provides for a reducing revolving line of credit in the maximum amount of $6 million, of which $5 million was drawn at inception and contributed to FS Bank to increase its capital base. The related note is secured by 100% of the common shares of FS Bank and has a maturity of December 31, 2006. The maximum amount available under the credit agreement reduces to $5 million on December 31, 2004 and $4 million on December 31, 2005.

The credit agreement contains a number of covenants relating to the operation of the Bank including the maintenance of a minimum equity capital ratio, a maximum ratio of nonperforming assets to total loans, a minimum return on average assets and the maintenance of a minimum dividend payment capacity by the Bank. Covenants applicable to the Company include a prohibition of the payment of dividends on its common stock. At year-end 2003, the Company met all requirements of the credit agreement.

FUNDING. Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31,
2003,    2002   and   2001    (dollars   in    thousands):


                                                         2003                  2002                2001
                                                   ----------------      -----------------    ----------------
                                                   Amount    Percent     Amount    Percent    Amount   Percent

           Core funding:
              Noninterest-bearing demand deposits    $  24,581    11.3%   $ 20,478    9.7%  $  12,575     6.8%
              Interest-bearing demand deposits          18,187     8.4%     17,601    8.3%     18,886    10.3%
              Savings and money market deposits         23,204    10.7%     22,889   10.8%     17,113     9.3%
             Time deposits less than $100,000           73,461    33.8%     77,732   36.7%     75,672    41.1%
                                                     ---------    -----   --------   -----  ---------    -----
             Total core funding                        139,433    64.2%    138,700   65.5%  $ 124,246    67.5%
                                                     =========    =====   ========   =====  =========    =====


           Non-core funding:
              Time deposits greater than $100,000       51,207    23.6%     50,255   23.7%     44,498    24.2%
              Securities sold under agreements to
                repurchase                               8,874     4.1%      8,211    3.9%     12,957     7.0%
              Federal Home Loan Bank advances           12,512     5.8%     14,517    6.9%      2,336     1.3%
              Notes Payable                              5,000     2.3%          -      -%          -       -%
                                                     ---------  -------  ---------   -----   --------   ------
              Total non-core funding                    77,593    35.8%     72,983   34.5%     59,791    32.5%
                                                     ---------  -------  ---------   -----   --------   ------
         Total funding                               $ 217,026   100.0%  $ 211,683  100.0%  $ 184,037   100.0%
                                                     =========   ======  =========  ======  =========   ======


CAPITAL RESOURCES. At December 31, 2003 and 2002, our stockholders' equity amounted to $20.1 million and $18.5 million, respectively. The change in stockholders' equity was attributable to our net income for the year ended December 31, 2003 of $620,000 and the net decrease in comprehensive income of $54,000 attributable to the decrease in fair value of our available-for-sale securities portfolio.

Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At December 31, 2003 and 2002, our capital ratios, including FS Bank's capital ratios, met regulatory minimum capital requirements. At December 31, 2003 and 2002, FS Bank was categorized as "well-capitalized". To be categorized as "well-capitalized", FS Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, First Security and FS Bank must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual, minimum and "well-capitalized" capital amounts and ratios at December 31, 2003 and 2002 (amounts in millions):



                                                                                                  To be Well
                                                                                               Capitalized Under
                                                                            For Capital        Prompt Corrective
                                                   Actual                Adequacy Purposes     Action  Provisions
                                              Amount     Ratio           Amount      Ratio     Amount      Ratio
                                              ------     -----           ------      -----     ------      -----

         2003
              Total Risk Based Capital to
                Risk-weighted  assets:
                  Consolidated               $    22.1      12.1%      $   14.6       8.0%     $   18.3     10.0%
                  Bank only                       26.1      13.8%          15.1       8.0%         18.9     10.0%

              Tier I (Core) Capital to Risk-
                weighted assets
                  Consolidated               $    19.8      10.9%      $    7.3       4.0%     $   11.0      6.0%
                  Bank only                       23.7      12.5%           7.6       4.0%         11.4      6.0%

              Tier I Leverage Capital to
                Average Assets
                  Consolidated               $    19.8       8.7%      $    9.1       4.0%     $   11.4      5.0%
                  Bank only                       23.7      10.4%           9.1       4.0%         11.4      5.0%

           2002
              Total Risk Based Capital to
                Risk-weighted assets:
                  Consolidated              $     20.3      11.0%      $   14.8       8.0%     $   18.5     10.0%
                  Bank only                       20.3      11.0%          14.8       8.0%         18.5     10.0%

              Tier I (Core) Capital to Risk-
                weighted assets
                  Consolidated              $     18.2       9.8%      $    7.4       4.0%     $   11.1      6.0%
                  Bank only                       18.0       9.7%           7.4       4.0%         11.1      6.0%

              Tier I Leverage Capital to
                Average Assets
                  Consolidated              $     18.2       7.9%      $    9.3       4.0%     $   11.6      5.0%
                  Bank only                       18.0       7.8%           9.3       4.0%         11.6      5.0%



DIVIDENDS. FS Bank is subject to restrictions on the payment of dividends to First Security under laws and regulations promulgated by the FDIC and the Commonwealth of Kentucky. Currently, FS Bank can pay First Security dividends of approximately $2.9 million without prior approval of the FDIC or Commonwealth of Kentucky.

First Security is also subject to limits on payment of dividends to our shareholders by the rules, regulations and policies of federal banking authorities. We have not paid any dividends to date, nor do we anticipate paying dividends to our shareholders for the foreseeable future. In order to pay such dividends, we will need to receive dividends from FS Bank or have other sources of funds. In addition, in accordance with the terms of the credit agreement which we entered into on December 30, 2003, the payment of dividends on our common stock cannot be made, except with the consent of the lending institution. We do not intend to pay dividends on our common stock, instead preferring to retain all earnings to support the growth of our Company.

MARKET AND LIQUIDITY RISK MANAGEMENT

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. Our Asset Liability/Investment Committee ("ALCO") is charged with the responsibility of monitoring these policies, which are designed to ensure acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.

INTEREST RATE SENSITIVITY. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. Measurements which we use to help us manage interest rate sensitivity include an earnings simulation model and gap analysis computations. These measurements are used in conjunction with competitive pricing analysis.

EARNINGS SIMULATION MODEL. We believe that interest rate risk is best measured by our earnings simulation modeling. Forecasted levels of net interest income based on existing interest-bearing earning assets and liabilities are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our net interest earnings at risk which seek to limit the variance of net interest income to less than predetermined levels based on the change in the interest rate market. At any point our calculations reflect a change greater than this level (which is referred to in our policies and procedures as a Level 1 Alert), we are required to take action to mitigate the condition by actively restructuring our balance sheet risk profile.


The following data is presented relating to the results of the earnings simulation model at December 31, 2003:


                                      Changes in interest rates from current rates stated in basis points
                                  -------------------------------------------------------------------------

                                 -400     -300     -200     -100       0       100     200      300      400
                                ------   ------   ------   ------      -      -----  ------   ------   -------

           Forecast net
             interest income   $4,936    $5,208  $5,447   $5,658      $0     $6,291   $6,599  $6,911   $7,217

           Effect on net
             interest income   (1,040)     (768)   (529)    (318)      0        315      623     935    1,241

           Percentage change    -17.4%    -12.9%   -8.9%    -5.3%      0        5.3%    10.4%   15.7%    20.8%

           Level 1 Alert        -25.0%    -20.0%  -15.0%   -10.0%      0       10.0%    15.0%   20.0%    25.0%



The results of the earnings simulation indicate that FS Bank is assets sensitive, meaning that in a rising interest rate environment, yields on assets are likely to increase faster than costs of liabilities, thus producing increases in net interest income.

The above table is intended to present our technique for measuring interest rate risk on projected net interest income based on changes in the general interest rate environment at a point in time. Given that interest rates are presently at historic lows, the calculations presented for declines of 300 and 400 basis points are highly unlikely and thus, are not believed to be relevant.

GAP ANALYSIS. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed; for example, within three months or one year. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

At December 31, 2003, our cumulative twelve-month interest rate-sensitivity gap ratio of earning assets to interest-bearing liabilities was 11.99%, as compared to -9.87% at December 31, 2002. Both measurements were within our targeted ratio of + 15% in this time horizon. There is a general view held by monetary policy analysts that interest rates will eventually rise over the next 12 months which, given our gap position at December 31, 2003, could have a positive impact on our net interest income. Since deposit pricing will generally lag both in degree and timing with any upward interest rate adjustments, our management believes we are well- positioned to manage our net interest margins through an upward rate environment.

Each of the above analyses may not, on their own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors"), which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.

LIQUIDITY RISK MANAGEMENT. The purpose of liquidity risk management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals, and our other needs. Traditional sources of liquidity for a bank include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and our management intends to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates, general economic conditions and competition. Additionally, debt security investments are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity. We attempt to price our deposit products to meet our asset/liability objectives consistent with local market conditions. Our ALCO is responsible for monitoring our ongoing liquidity needs. Our regulators also monitor our liquidity and capital resources on a periodic basis.

In addition, FS Bank is a member of the Federal Home Loan Bank of Cincinnati. As a result, FS Bank receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. FS Bank has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans pursuant to a blanket lien as collateral. Based upon the advance limitations based on the collateral amounts, at December 31, 2003, FS Bank could have borrowed additional amounts in the approximate amount of $7.9 million.

Additional sources of liquidity are represented by federal funds borrowing arrangements entered into with other banks. At December 31, 2003, we had borrowing lines established in the aggregate amount of $20.5 million. There were no balances on these lines at December 31, 2003. In addition to the above, we are a participant in a network of financial institutions that purchase and sell certificates of deposit to each other. There are no practical limits to the amount of certificates of deposit that can be sold or purchased through this network. At December 31, 2003, we had no sales or purchases of funds using this network.

At  December  31,  2003,  we  had  no   significant   commitments   for  capital
expenditures.

The following table presents additional information about our contractual obligations as of December 31, 2003, which by their terms have contractual maturity and termination dates subsequent to December 31, 2003 (dollars in thousands):


                                                        Next 12      13-36        37-60        Over 60
                                                        Months      Months        Months       Months
                                                     -----------  ----------    ----------   ----------

           Contractual Obligations:
              Certificates of deposit                $   92,759   $  21,356     $ 10,553    $       -
              Securities sold under agreements
                to repurchase                             8,874           -            -            -
              Federal Home Loan advances                  4,266       3,564        2,591        2,091
              Note payable                                    -       5,000            -            -
              Minimum operating lease commitments           256         368          211        1,033
                                                      ---------    --------      -------      -------
              Total                                  $  106,155   $  30,288     $ 13,355     $  3,124
                                                      =========    ========      =======      =======


Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS. At December 31, 2003, we had outstanding commitments to make loans of $0.6 million, standby letters of credit of $1.4 million and unfunded loan commitments outstanding of $33.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, FS Bank has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow and purchase Federal funds from other financial institutions or, finally, to sell certificates of deposit in the interbank funding network discussed above. At December 31, 2003, FS Bank had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of December 31, 2003 and 2002, which by their terms have contractual maturity dates subsequent to December 31, 2003 (dollars in thousands):

                                       2003                     2002
                                Fixed       Variable      Fixed       Variable

Commitments to make loans     $     -       $     600     $     -     $      -
Unused lines of credit          6,003          27,883       6,789       34,670
Letters of credit                   -           1,360         427          676

Commitments to make loans are generally made for periods of 3 months or less.

IMPACT OF INFLATION

The Consolidated Financial Statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

ADOPTION OF NEW ACCOUNTING STANDARDS: During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.


ITEM 7. FINANCIAL STATEMENTS

FIRST SECURITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report of Independent Auditors

Consolidated  Financial  Statements:
   Consolidated  balance sheets
   Consolidated statements of income
   Consolidated  statements of changes in shareholders' equity
   Consolidated statements of cash flows
   Notes to consolidated financial statements

                          FIRST SECURITY BANCORP, INC.
                               Lexington, Kentucky

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

                          FIRST SECURITY BANCORP, INC.
                               Lexington, Kentucky

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002




REPORT OF INDEPENDENT AUDITORS..............................................39

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS..................................................40

CONSOLIDATED STATEMENTS OF INCOME............................................41

CONSOLIDATED STATEMENTS OF CHANGES IN
 SHAREHOLDERS' EQUITY........................................................42

CONSOLIDATED STATEMENTS OF CASH FLOWS........................................43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................45

[GRAPHIC OMITTED]
     Crowe Chizek and Company LLC
     Member Horwath International





                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
First Security Bancorp, Inc.
Lexington, Kentucky


We have audited the accompanying consolidated balance sheets of First Security Bancorp, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Bancorp, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                       /s/Crowe Chizek and Company LLC
                                       Crowe Chizek and Company LLC

Lexington, Kentucky
February 6, 2004

                          FIRST SECURITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   December 31
            (Dollar amounts in thousands, except for per share data)

--------------------------------------------------------------------------------

                                                       2003              2002
                                                    ---------         ---------
ASSETS
Cash and due from banks                             $   4,820         $   4,744
Federal funds sold                                     25,193             4,069
                                                    ---------         ---------
  Total cash and cash equivalent                       30,013             8,813
Securities available-for-sale                          38,624            43,046
Loans held for sale                                       407             3,390
Loans, net of allowance of $2,379 and $2,459          158,733           164,999
Federal Home Loan Bank stock                              772               742
Foreclosed assets                                         119               300
Premises and equipment, net                             7,585             7,932
Goodwill                                                  106                 -
Other intangible assets                                    43                57
Accrued interest receivable and other assets            1,856             1,807
                                                    ---------          --------

                                                    $ 238,258         $ 231,086
                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Noninterest bearing                             $  24,581       $    20,478
    Interest bearing                                  166,059           168,477
                                                    ---------       -----------
      Total deposits                                  190,640           188,955
  Federal funds purchased and repurchase agreements     8,874             8,211
  Federal Home Loan Bank advances                      12,512            14,517
  Note Payable                                          5,000                 -
  Accrued interest payable and other liabilities        1,120               939
                                                    ---------       -----------
      Total liabilities                               218,146           212,622

  Shareholders' equity
      Common stock, no par value:  5,000,000 shares
      authorized; 2003 - 1,558,690 shares issued,
      2002 - 1,456,250 shares issued                    8,926             8,385
  Additional paid-in capital                            8,926             8,385
  Retained earnings                                     2,052             1,432
  Accumulated other comprehensive income                  208               262
                                                    ---------       -----------
    Total shareholders' equity                         20,112            18,464
                                                    ---------       -----------

                                                    $ 238,258       $   231,086
                                                    =========       ===========

                          FIRST SECURITY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             Years Ended December 31
            (Dollar amounts in thousands, except for per share data)

--------------------------------------------------------------------------------

                                                       2003           2002
                                                    --------       ---------
Interest income
  Loans, including fees                             $  10,079      $  11,102
  Taxable securities                                      836          1,333
  Tax exempt securities                                   380            669
  Federal funds sold and other                            106             32
                                                    ---------      ---------
                                                       11,401         13,136
Interest expense
  Deposits                                              4,874          6,412
  Federal funds purchased and repurchase agreements        41            138
  Federal Home Loan Bank advances and other debt          557            400
                                                    ---------       --------
                                                        5,472          6,950
                                                    ---------       --------

Net interest income                                     5,929          6,186

Provision for loan losses                                 669          1,472
                                                    ---------       --------
Net interest income after provision for loan losses     5,260          4,714

Noninterest income
  Service charges on deposit accounts                     707            788
  Net gains on sales of loans                           1,084            511
  Net gains on sales of securities                        694            660
  Other                                                   273            140
                                                    ---------       --------
                                                        2,758          2,099
Noninterest expense
  Salaries and employee benefits                        3,499          2,711
  Occupancy and equipment                               1,135            953
  Data processing                                         379            241
  Legal and professional fees                             616            280
  Loss on sale of foreclosed and repossessed assets        72              -
  Federal deposit insurance                                22             31
  Advertising                                             208            167
  Supplies                                                119             92
  Amortization of intangibles                              14             10
  Other                                                 1,208            957
                                                    ---------       --------
                                                        7,272          5,442
                                                    ---------       --------
Income before income taxes                                746          1,371
Income tax expense                                        126            322
                                                    ---------       --------
Net income                                          $     620       $  1,049
                                                    =========       ========

Earnings per share
  Basic                                             $     .42       $    .72
  Diluted                                                 .41            .69



                                                 FIRST SECURITY BANCORP, INC.
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                   Years Ended December 31
                                          (Share and dollar amounts in thousands)

--------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                                                            Other            Total
                                          Common Stock      Paid-In     Retained        Comprehensive    Shareholders'
                                       Shares    Amount     Capital     Earnings        Income (Loss)       Equity
                                       ------    ------     -------     --------        ------------        ------


         Balance, January 1, 2002      1,456    $ 8,385    $  8,385    $      383       $    (326)         $ 16,827

         Comprehensive Income:
           Net income                      -          -           -         1,049               -             1,049

         Change in unrealized gain
           (loss) on securities available
           for sale, net of reclassification
           and tax effects                 -          -           -             -             588               588
                                      ------    -------    --------    ----------       ---------       -----------
         Total comprehensive income                                                                           1,637
                                                                                                        -----------

         Balance, December 31, 2002    1,456      8,385       8,385         1,432             262            18,464

         Stock options exercised          14         99          99             -               -               198

         Stock warrants exercised         89        442         442             -               -               884

         Comprehensive income:
           Net income                      -          -           -           620               -               620

         Change in unrealized gain
           (loss) on securities available
           for sale, net of reclassification
           and tax effects                 -          -           -             -             (54)              (54)
                                      ------    -------    --------    ----------       ---------       -----------
         Total comprehensive income                                                                             566
                                                                                                        -----------


         Balance, December 31, 2003    1,559    $ 8,926    $  8,926    $    2,052       $     208       $    20,112
                                      ======    =======    ========    ==========       =========       ===========





                                                FIRST SECURITY BANCORP, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  Years Ended December 31
                                  (Dollar amounts in thousands, except for per share data)

-------------------------------------------------------------------------------------------------------------------


                                                                                           2003             2002
                                                                                        ---------        ---------

         Cash flows from operating activities
             Net income                                                               $       620       $     1,049
             Adjustments to reconcile net income to net
              cash from operating activities
             Provision for loan losses                                                        669             1,472
             Depreciation and amortization                                                    487               463
             Net amortization of securities                                                   723               467
             Net realized gain on sale of securities                                         (694)             (660)
             Federal Home Loan Bank stock dividends                                           (30)              (29)
             Originations of loans held for sale                                          (64,459)          (36,165)
             Proceeds from sale of loans                                                   68,526            33,286
         Net gain on sale of mortgage loans                                                (1,084)             (511)
         Loss on disposal of premises and equipment                                             -                 1
         Loss on sale of foreclosed and repossessed assets                                     72                 -
         Net change in:
             Accrued interest receivable                                                      220               (43)
             Other assets                                                                    (341)              148
             Accrued interest payable                                                         (69)             (254)
             Other liabilities                                                                266              (516)
                                                                                      -----------       -----------
         Net cash from operating activities                                                 4,906            (1,292)

         Cash flows from investing activities Activity in available-for-sale securities:
                 Maturities and principal repayments                                       16,897            11,778
                 Sales                                                                     11,886            46,225
                 Purchases                                                                (24,460)          (67,668)
         Net change in loans                                                                5,028           (15,890)
         Proceeds from sale of foreclosed and repossessed assets                              750                 -
         Purchase of Federal Home Loan Bank stock                                               -              (174)
         Purchases of premises and equipment, net                                            (126)             (661)
         Cash paid in acquisition                                                            (106)              (69)
                                                                                      -----------       -----------
         Net cash from investing activities                                                 9,869           (26,459)





                                                FIRST SECURITY BANCORP, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  Years Ended December 31
                                  (Dollar amounts in thousands, except for per share data)

-------------------------------------------------------------------------------------------------------------------


                                                                                           2003             2002
                                                                                        ---------        ---------

         Cash flows from financing activities
              Net change in deposits                                                        1,685            20,211
              Net change in repurchase agreements and
                  short-term borrowings                                                       663            (4,746)
              Proceeds from Federal Home Loan Bank advances                                     -            13,232
              Repayments of Federal Home Loan Bank advances                                (2,005)           (1,051)
              Proceeds from issuance of note payable                                        5,000                 -
              Proceeds from issuance of common stock                                        1,082                 -
                                                                                      -----------       -----------
         Net cash from financing activities                                                 6,425            27,646
                                                                                      -----------       -----------

         Net change in cash and cash equivalents                                      $    21,200       $      (105)

         Cash and cash equivalents at beginning of period                                   8,813             8,918
                                                                                      -----------       -----------

         Cash and cash equivalents at end of period                                   $    30,013       $     8,813
                                                                                      ===========       ===========


         Supplemental cash flow information:
              Interest paid                                                           $     5,541       $     7,204
              Income tax paid                                                                 260                80

         Supplemental non-cash disclosures:
              Transfers from loans to foreclosed and repossessed assets                       569               303



                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION: The consolidated financial statements of First Security Bancorp, Inc. ("Bancorp") and its wholly owned subsidiary First Security Bank of Lexington, Inc. ("Bank") are together referred to as the "Company". Intercompany transactions and balances are eliminated in consolidation.

The Company is a one-bank holding company and, other than the Bank, has no material business activity. The Bank commenced operations on November 17, 1997 and operates as a state chartered commercial bank, providing financial services through its offices in Lexington, Kentucky. Its primary deposit products are checking, savings, repurchase agreements and term certificates, and its primary lending products are commercial, real estate mortgage and consumer loans. Substantially all loans are secured by specific items of collateral including business assets, commercial and residential real estate and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses and residential mortgage and consumer loans are expected to be repaid from the earnings of the borrowers. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

USE OF ESTIMATES: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

CASH FLOWS: Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions.

SECURITIES: All debt securities are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities, such as Federal Home Loan Bank stock, are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

LOANS HELD FOR SALE: Loans originated and intended for sale in the secondary market are carried at the lower of cost or market in the aggregate. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. These loans are assessed at least annually for impairment and any such impairment is recognized in the period identified.

LOANS: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net of deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer and credit card loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired loans or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on a number of factors, including the nature and volume of the non-classified loans, economic conditions and other factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated cash flows using the existing rate or at the fair value of the collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

FORECLOSED ASSETS: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. Any excess of a loan balance over the recorded fair value of the assets received is charged to the allowance for loan losses at the time the assets are recorded. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. There were no additions to the valuation allowance for 2003, as the fair value equaled the carrying cost.

PREMISES AND EQUIPMENT: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years.

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identified intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of acquired customer relationship intangible assets arising from acquisitions. They are initially measured at fair value and then are amortized using the straight-line method over their estimated useful lives.

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LONG-TERM ASSETS: Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future discounted cash flows. If impaired, the assets are recorded at fair value.

LOAN COMMITMENTS AND RELATED FINANCIAL INSTRUMENTS: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees in accordance with FASB Interpretation No. 45 and are not material.

STOCK COMPENSATION: Employee compensation expense under stock options is reported using the intrinsic value method. Stock-based compensation cost for options granted employees with an exercise price less than the market price of the underlying common stock at the date of the grant is reflected in net income. No stock-based compensation cost for options granted employees and directors with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant is reflected in net income.

The following table illustrates the effect on net income and earnings per share if expense was measured for options granted using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Amounts are in thousands, except for per share data.

                                                    2003             2002
                                                 ---------        ---------

Net income as reported                         $      620       $     1,049

Deduct:  Stock-based compensation expense
  determined under fair value based method            (82)             (292)
                                               -----------       ----------

Pro forma net income                           $      538        $      757
                                               ==========        ==========

Basic earnings per share as reported           $      .42       $       .72
Pro forma basic earnings per share                    .36               .52

Diluted earnings per share as reported         $      .41       $       .69
Pro forma diluted earnings per share                  .35               .51

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date for grants issued during the year.

                                                    2003             2002
                                                 ---------        ---------

Risk-free interest rate                              3.18%            3.96%
Expected option life                             5.0 years         7.2 years
Expected stock price volatility                        36%               42%
Dividend yield                                          -                  -

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces tax assets to the amount expected to be realized.

EARNINGS PER COMMON SHARE: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale.

ADOPTION OF NEW ACCOUNTING STANDARDS: During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

RESTRICTIONS ON CASH: Cash on hand or on deposit with the Federal Reserve Bank of $154,000 and $30,000 was required to meet regulatory reserve and clearing requirements at year-end 2003 and 2002. These balances do not earn interest.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

OPERATING SEGMENTS: While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

RECLASSIFICATIONS: Some items in the prior year financial statement were reclassified to conform to the current presentation.

PRESENTATION: Unless otherwise indicated within the text, dollars are presented in thousands except for per share data.

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:


                                                                                      Gross                Gross
                                                                   Fair            Unrealized           Unrealized
                                                                   Value              Gains               Losses
                                                                   -----              -----               ------


           2003
           ----
              U.S. Government and federal agency              $     9,437         $          75         $        (6)
              State and municipal                                   2,873                    41                  (4)
              Mortgage-backed                                      26,314                   280                 (71)
                                                              -----------         -------------         -----------

              Total                                           $    38,624         $         396         $       (81)
                                                              ===========         =============         ===========

           2002
           ----
              U.S. Government and federal agency              $     1,017         $           8           $       -
              State and municipal                                  14,251                   241                 (62)
              Mortgage-backed                                      27,778                   200                  (2)
                                                              -----------         -------------         -----------

              Total                                           $    43,046         $         449         $       (64)
                                                              ===========         =============         ===========


         Securities with unrealized losses at year-end 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:


                                    12 Months or Less              More than 12 Months            Total
                                  ---------------------         ------------------------  -------------------
                                  Fair         Unrealized       Fair         Unrealized    Fair      Unrealized
                                  Value           Loss          Value           Loss       Value         Loss
                                  -----           ----          -----           ----       -----         ----

         Description of Securities
         U.S. Government and
            federal agency      $    494       $    (6)       $      -       $    -     $    494     $    (6)
           State and municipal       514            (3)            259           (1)         773          (4)
         Mortgage-backed           5,633           (71)              -            -        5,633         (71)
                                 -------       -------        --------       ------      -------     -------

         Total temporarily
            impaired with stated
            maturities          $  6,641       $   (80)       $    259       $   (1)    $  6,900     $   (81)
                                ========       =======        ========       ======     ========     =======



Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to changes in market conditions. The fair value is expected to recover as the securities approach their maturity date and/or market conditions improve.

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

Sales of available-for-sale securities were as follows:

                                                      2003             2002
                                                   ---------        ---------

Proceeds                                           $ 11,886          $ 46,225
Gross gains                                             698               677
Gross losses                                              4                17

The fair value of debt securities and carrying amount, if different, at year-end 2003 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                        Fair
                                                        Value
                                                        -----

Due in one year or less                            $       267
Due from one to five years                               7,497
Due from five to ten years                               4,185
Due after ten years                                        361
Mortgage-backed                                         26,314
                                                   -----------

Total                                              $    38,624
                                                    ==========

Securities pledged at year-end 2003 and 2002 had carrying amounts of $8.8 million and $6.8 million, and were pledged to public deposits and repurchase agreements.

At year-end 2003 and 2002, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.


NOTE 3 - LOANS

Loans at year-end were as follows:

                                                    2003             2002
                                                 ---------        ---------

  Commercial                                     $    49,165     $   47,612
  Mortgage loans on real estate:
    Commercial                                        61,669         64,325
    Residential                                       14,882         17,871
    Construction                                      16,990         20,664
    Home equity                                       11,488         10,180
  Consumer                                             6,035          5,773
  Credit card                                            883          1,033
                                                 -----------      ---------
  Subtotal                                           161,112        167,458
  Less allowance for loan losses                      (2,379)        (2,459)
                                                 -----------      ---------
  Loans, net                                     $   158,733      $ 164,999
                                                 ===========      =========

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Substantially all residential mortgage loans are pledged to the Federal Home Loan Bank as collateral for advances as additionally discussed in Note 8.

Changes in the allowance for loan losses were as follows:

                                                     2003             2002
                                                  ---------        ---------

  Beginning balance                               $   2,459        $   1,538
  Loans charged-off                                    (858)            (561)
  Recoveries                                            109               10
  Provision for loan losses                             669            1,472
                                                  ---------        ---------

  Ending balance                                  $   2,379        $   2,459
                                                  =========        =========


Impaired loans were as follows:
                                                     2003             2002
                                                  ---------        ----------
  Year-end loans with no allocated allowance
    for loan losses                               $       -        $        -
  Year-end loans with allocated allowance
    for loan losses                                   3,162             4,059
                                                  ----------       ----------

   Total                                          $   3,162        $    4,059
                                                  =========        ==========

Amount of the allowance for loan losses allocated $   1,300        $    1,070

Average of impaired loans during the year             3,894             1,708
Interest income recognized during impairment            135                 -
Cash-basis interest income recognized                   135                 -

Impaired loans include $3.1 million with a troubled borrower which was restructured during 2002.

Nonperforming loans were as follows:
                                                     2003             2002
                                                 ----------       ----------

Loans past due 90 days still on accrual          $      214       $    1,218
Nonaccrual loans                                      3,605            1,867


Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans. Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

         NOTE 4 - PREMISES AND EQUIPMENT

         Year-end premises and equipment were as follows:

                                                                                           2003             2002
                                                                                        ---------        ---------

         Land                                                                         $     1,250       $     1,250
         Buildings                                                                          4,956             4,956
         Leasehold improvements                                                               305               305
         Furniture and equipment                                                            2,285             2,461
                                                                                      -----------       -----------
         Total cost                                                                         8,796             8,972
              Accumulated depreciation                                                     (1,211)           (1,040)
                                                                                      -----------       -----------

              Premises and equipment, net                                             $     7,585       $     7,932
                                                                                      ===========       ===========

         Depreciation expense was $473 and $453 for 2003 and 2002.

         The Company leases its three branch locations and two loan production offices under noncancelable operating leases with various terms and renewal options. Rent expense under these leases for the years ended December 31, 2003 and 2002 was $262 and $206.

         Rent commitments under these noncancelable operating leases were as follows, before considering renewal options that are generally present (in thousands):

                  2004                            $       256
                  2005                                    194
                  2006                                    174
                  2007                                    137
                  2008                                     74
                  Thereafter                            1,033
                                                  -----------

                  Total                           $     1,868
                                                  ===========


         In addition, the Company leases small items of office equipment, such as photocopiers, using agreements from one year to three years. These are not considered material and are not included in the above table.


         NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

         The change in the balance for goodwill during the year is as follows:

                                                  2003             2002
                                               ---------        ---------

                  Beginning of year            $       -        $       -
                  Acquired goodwill                  106                -
                                               ---------        ---------
                  Total                        $     106        $       -
                                               =========        =========

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS (Continued)

ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets were as follows at year-end:


                                                      2003                                        2002
                                            ---------------------------------     -------------------------------

                                             Gross                                 Gross
                                            Carrying              Accumulated     Carrying            Accumulated
                                            Amount               Amortization     Amount             Amortization
Amortized intangible assets:
 Other customer relationship
  intangibles                              $          67      $            24     $          67    $           10
                                           =============      ===============     =============    ==============


Aggregate amortization expense was $14 and $10 for 2003 and 2002.

Estimated amortization expense for each of the next three years is as follows (no amortization expense is scheduled to be recorded after 2006):

                  2004                   $        14
                  2005                            14
                  2006                            15


NOTE 6 - DEPOSITS

The scheduled maturities of time deposits as of December 31, 2003 were as follows (in thousands):

                  2004                   $    92,759
                  2005                        15,982
                  2006                         5,374
                  2007                         6,529
                  2008                         4,024
                  Thereafter                       -
                                         -----------

                  Total                  $   124,668
                                         ===========

At year-end 2003 and 2002, time deposits with balances in excess of $100 totaled $51,207 and $50,255.

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by U.S. Government and agency obligations and by mortgage-backed securities with a carrying amount of $8,840 and $6,779 at year-end 2003 and 2002.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Substantially all of the securities sold under agreements to repurchase have a term of one day and are referred to as sweep repurchase agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                      2003             2002
                                                   ---------        ---------

   Average balance during the year                 $     4,901      $   6,832
   Average interest rate during the year                  .78%          1.34%
   Maximum month-end balance during the year       $     8,874       $ 14,088
   Weighted average interest rate at year-end             .98%           .92%


NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES AND NOTE PAYABLE

At year-end, advances from the Federal Home Loan Bank were as follows:

                                                      2003             2002
                                                   ---------        --------
Monthly maturities of June 2005 through December 2016,
 at fixed rates ranging from 2.84% to 6.71%        $  10,512        $ 12,517

Principal due at maturity in May 2004, at
 fixed rate of 3.73%                                   2,000           2,000
                                                   ---------        --------
 Total                                             $  12,512        $ 14,517
                                                   =========        ========

Advances are secured by the Federal Home Loan Bank stock and substantially all residential mortgage loans under a blanket lien arrangement.

Principal payments over the next five years are as follows (in thousands):

                  2004               $     4,266
                  2005                     3,049
                  2006                       515
                  2007                       378
                  2008                     2,213
                  Thereafter               2,091
                                     -----------
                  Total              $    12,512
                                     ===========

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES AND NOTE PAYABLE (Continued)

NOTE PAYABLE: On December 30, 2003, the Company entered into a credit agreement with another financial institution that provides for a reducing revolving line of credit in the maximum amount of $6 million, of which $5 million was drawn at inception. The related note is secured by 100% of the common shares of the Bank and has a maturity of December 31, 2006. The maximum amount available under the credit agreement reduces to $5 million on December 31, 2004 and $4 million on December 31, 2005. The note bears interest at a variable rate, at the option of the Company on a quarterly basis, at prime less .25% or at LIBOR plus 2.40%. Interest is payable monthly and, other than payments required to reduce the balance to the maximum available amount, there are no scheduled principal repayments.

The credit agreement contains a number of covenants relating to the operation of the Bank including the maintenance of a minimum equity capital ratio, a maximum ratio of non-performing assets to total loans, a minimum return on average assets and the maintenance of a minimum dividend payment capacity by the Bank. Covenants applicable to the Company include a prohibition of the payment of dividends on its common stock. At year-end 2003, the Company met all requirements of the credit agreement.


NOTE 9 - BENEFIT PLANS

The Bank has a 401(k) benefit plan which allows employee contributions up to 15% of their compensation. The Bank matches 100% of the first 4% of compensation contributed. Expense for the years ended December 31, 2003 and 2002 was $63 and $60.

NOTE 10 - INCOME TAXES

Income tax expense (benefit) was as follows:
                                           2003             2002
                                        ---------        ---------

  Current federal                      $        -        $     544
  Deferred federal                            126             (222)
                                       ----------        ---------
  Total                                $      126        $     322
                                       ==========        =========

Effective rates differ from the federal statutory rate of 34% applied to income before taxes due to the following:

                                           2003             2002
                                        ---------        ---------

  Federal statutory rate times the
    financial statement income         $      254        $      466

  Effect of:
    Tax-exempt income                        (109)             (194)
    Low income housing tax credits            (24)                -
    Other, net                                  5                50
                                       ----------        ----------

    Total                              $      126        $      322
                                       ===========       ==========

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following:

                                           2003             2002
                                        ---------        ---------
  Deferred tax assets
    Allowance for loan losses           $     682        $     761
    Unused tax credits                         65                -
    Net operating loss carryforward            16                -
    Organizational costs                        1                1
    Other                                      39               42
                                        ---------        ---------
                                              803              804
                                        ---------        ---------

  Deferred tax liabilities
    FHLB stock dividends                $     (33)       $     (23)
    Depreciation                             (200)            (150)
    Cash to accrual                           (34)             (69)
    Net unrealized security gains            (107)            (122)
    Prepaid expenses                          (62)               -
    Other                                     (80)             (42)
                                        ---------         --------
                                             (516)            (406)
                                        ---------         --------

  Net deferred tax asset                $     287         $    398
                                        =========         ========


NOTE 11 - RELATED PARTY TRANSACTIONS

Loans to executive officers, directors, and their affiliates in 2003 were as follows (in thousands):

    Beginning balance                       $     6,937
    New loans                                    12,404
    Effect of changes in related parties              -
    Repayments                                   (4,746)
                                            -----------
    Ending balance                          $    14,595
                                            ===========

Deposits from executive officers, directors, and their affiliates at year-end 2003 and 2002 were approximately $3.7 and $3.0 million.

The Bank leases land from a company controlled by a director upon which the Bank constructed a branch facility in 2001. The lease agreement provides for a twenty year term with a base rent that increases biannually from $70 per year at inception to $91 per year for the final two years of the term. The lease agreement also provides that the Bank will pay property taxes and other governmental levies or assessments on the property and a portion of the common area maintenance for the shopping center in which the branch facility is located.

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

The rent commitment under this noncancelable operating lease was as follows, before considering the renewal option that is present (in thousands):

                  2004                          $        70
                  2005                                   71
                  2006                                   72
                  2007                                   74
                  2008                                   74
                  Thereafter                          1,033
                                                -----------
                  Total                         $     1,394
                                                ===========



NOTE 12 - STOCK OPTIONS

STOCK AWARD PLAN Options to buy stock are granted to directors, officers and employees under the Company's Stock Award Plan ("Stock Plan"), which provides for issue of up to 200,000 options. Pursuant to the Stock Plan, options may be issued which are defined as incentive stock options or as non-qualified stock options. Incentive stock options are intended to qualify under the provisions of Internal Revenue Code Section 422 ("IRC"), which include, among other things, that the option price be not less than the fair value of the shares as of the date of grant. Non-qualified stock options are those that do not meet the requirements of the provisions of the IRC, and, accordingly, may contain terms that are different than those in place for incentive stock options. The Stock Plan is accounted for in accordance with Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

A summary of the activity in the Stock Plan is as follows:


                                                                  2003                             2002
                                                        -------------------------        ------------------------
                                                                         Weighted                       Weighted
                                                                          Average                        Average
                                                                         Exercise                       Exercise
                                                           Shares          Price          Shares          Price
                                                           ------          -----          ------          -----


           Outstanding at beginning of year                105,200       $    17.33        51,200       $  14.83
           Granted                                          22,000            19.55        54,000          19.71
           Exercised                                       (14,000)           14.07             -              -
           Forfeited                                       (25,450)           15.49             -              -
                                                        ----------                     ----------

           Outstanding at end of year                       87,750       $    18.91       105,200       $  17.33
                                                        ==========                     ==========
           Options exercisable at year-end                  79,650       $    18.80        66,380       $  17.76
                                                        ==========                     ==========

           Weighted average fair value of options
              granted  during year                      $     7.07                           9.91
                                                        ==========                     ==========



                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 12 - STOCK OPTIONS (Continued)

Options outstanding under the Stock Plan at year-end 2003 were as follows:


                                        ----------------Outstanding-----------------    --------Exercisable--------
                                                        -----------                             -----------
                                                         Weighted
                                                          Average         Weighted                       Weighted
              Range of                                   Remaining         Average                        Average
              Exercise                                  Contractual       Exercise                       Exercise
               Prices                    Number            Life             Price         Number           Price
               ------                    ------            ----             -----         ------           -----


            $13.75-$15.50                  18,250     37 months          $    15.39        16,550       $    15.38
            $16.00-$22.00                  69,500     49 months               19.84        63,100            19.69
                                       ----------                                      ----------

           Outstanding at year-end         87,750     46 months          $    18.91        79,650       $    18.80
                                       ==========                                      ==========


OTHER STOCK OPTIONS
The Company has granted other options in connection with the employment of the Company's chief executive officer which are separate from the aforementioned plan and tables. These options are non-qualified and were granted with an exercise price below the grant date market price. The difference between the exercise price and the market price will be recognized as compensation expense over the vesting period in accordance with Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees."

Number of options           20,000
Vesting schedule            4,000 options per year commencing September 15, 2004
Maturity                    December 1, 2013
Exercise price              $14.00
Unamortized expense         $40


NOTE 13 - STOCK WARRANTS

The Company issued stock warrants to certain organizers of the Bank. The warrants, issued in 1997, entitled the holder to purchase additional shares of the Company's common stock at the offering price of $10 per share at any time during 2003. All warrants were exercised during 2003, resulting in the issuance of 88,440 shares and the receipt by the Company of $884 in proceeds.

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2003 and 2002, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

                          FIRST SECURITY BANCORP,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------


Actual and required capital amounts (in millions) and ratios are presented below at year-end.


                                                                                                   To be Well
                                                                                                Capitalized Under
                                                                            For Capital         Prompt Corrective
                                                     Actual              Adequacy Purposes      Action Provisions
                                               Amount       Ratio       Amount       Ratio      Amount      Ratio
                                               ------       -----       ------       -----      ------      -----

           2003
           ----
              Total Risk Based Capital to
                Risk-weighted assets
                  Consolidated               $    22.1      12.1%      $   14.6       8.0%     $   18.3     10.0%
                  Bank only                       26.1      13.8%          15.1       8.0%         18.9     10.0%

              Tier I (Core) Capital to Risk-
                weighted assets
                  Consolidated               $    19.8      10.9%      $    7.3       4.0%     $   11.0      6.0%
                  Bank only                       23.7      12.5%           7.6       4.0%         11.4      6.0%

              Tier I Leverage Capital to
                Average Assets
                  Consolidated               $    19.8       8.7%      $    9.1       4.0%     $   11.4      5.0%
                  Bank only                       23.7      10.4%           9.1       4.0%         11.4      5.0%


           2002
           ----
              Total Risk Based Capital to
                Risk-weighted assets
                  Consolidated              $     20.3      11.0%      $   14.8       8.0%     $   18.5     10.0%
                  Bank only                       20.3      11.0%          14.8       8.0%         18.5     10.0%

              Tier I Capital to Risk-
                weighted assets
                  Consolidated              $     18.2       9.8%      $    7.4       4.0%     $   11.1      6.0%
                  Bank only                       18.0       9.7%           7.4       4.0%         11.1      6.0%

              Tier I Leverage Capital to
                Average assets
                  Consolidated              $     18.2       7.9%      $    9.3       4.0%     $   11.6      5.0%
                  Bank only                       18.0       7.8%           9.3       4.0%         11.6      5.0%



                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

Banking regulations limit the amount of capital distributions that may be paid by the Bank without prior approval. Generally, capital distributions are limited to undistributed net income for the current year and prior two years. In addition, generally, capital distributions may be made only to the extent of retained earnings. At year-end 2003, approximately $2,870 is available to pay dividends to the Company. The Company's ability to pay dividends is dependent on the Bank. In addition, in 2003 the Company entered into a credit agreement that contains restrictions on dividends it can pay. (See Note 8)

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.


NOTE 15 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end:

                                       2003                       2002
                                ---------------------      ---------------------
                                Fixed        Variable      Fixed        Variable
                                -----        --------      -----        --------
                                                 (in thousands)

Commitments to make loans      $    -        $    600      $    -        $     -
Unused lines of credit          6,003          27,883       6,789         34,670
Letters of credit                   -           1,360         427            676

Commitments to make loans are generally made for periods of 3 months or less.

Letters of credit are considered  financial guarantees under FASB Interpretation
45. These instruments are carried at fair value, which was immaterial at year-end 2003 and 2002.

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:


                                                               2003                               2002
                                                   ------------------------------------------------------------
                                                    Carrying            Fair            Carrying           Fair
                                                     Amount             Value            Amount            Value

         Financial assets
           Cash and cash equivalents               $    30,013       $    30,013      $     8,813       $     8,813
           Securities available-for-sale                38,624            38,624           43,046            43,046
           Loans held for sale                             407               411            3,390             3,441
           Loans, net                                  158,733           160,689          164,999           170,200
           Federal Home Loan Bank stock                    772               772              742               742
           Accrued interest receivable                     956               956            1,176             1,176


         Financial liabilities
           Deposits                                $   190,640       $   192,089      $   188,955       $   190,885
           Repurchase agreements and
              short-term borrowings                      8,874             8,874            8,211             8,211
           Note Payable                                  5,000             5,000                -                 -
           Federal Home Loan Bank advances              12,512            12,959           14,517            14,875
           Accrued interest payable                        509               509              578               578


The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents and Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, repurchase agreements, short-term borrowings, note payable and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life of credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and is not material.


NOTE 17 - ACQUISITION OF MORTGAGE ORIGINATION COMPANY

On March 15, 2002, the Bank acquired the assets of First Mortgage Company, Inc., in Lexington, Kentucky. The operations were assumed by the Bank and are promoted and conducted as a division under the name "First Security Mortgage Company", the purpose of which is to originate mortgage loans for sale into the secondary market. The acquisition agreement included a purchase price of up to $476, $69 of which was paid at closing for fixed assets. The remainder of the purchase price is payable contingent upon the division's earnings over the next four years. In conjunction with the purchase and in addition to the fixed assets, the Bank recorded $67 in intangibles for customer lists and a non-compete agreement which is being amortized over five years. Of the remaining contingent purchase price, $106 was earned in 2003 and recorded as goodwill. The remainder of the purchase price is contingent on future earnings. If earned, an additional purchase price will be paid up to a maximum amount of $234 and will be recorded as goodwill.

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 18 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed financial information of First Security Bancorp, Inc. follows:

CONDENSED BALANCE SHEETS,
December 31

                                                   2003             2002
                                                ---------        ---------
ASSETS
Cash and due from banks                         $     909        $     124
Investment in subsidiary                           24,011           18,248
Other assets                                          197              104
                                                ---------        ---------

                                                $  25,117        $  18,476
                                                =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Note Payable                                    $   5,000        $       -
Other liabilities                                       5               12

Shareholders' Equity
Common stock                                        8,926            8,385
Paid-in capital                                     8,926            8,385
Retained earnings                                   2,052            1,432
Accumulated other comprehensive income (loss)         208              262
                                                ---------         --------
Total shareholders' equity                         20,112           18,464
                                                ---------         --------

                                                $  25,117         $ 18,476
                                                =========         ========

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 18 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME
Years Ended December 31

                                                 2003             2002
                                              ---------        ---------
Income
  Interest income                             $       -        $       -
  Other income                                       17                -
  Dividend from subsidiary                            -              100
                                              ---------        ---------
                                                     17              100
Expenses
  Salaries and employee benefits                     55               36
  Professional fees                                 205               44
  Other                                              55               11
                                              ---------        ---------
                                                    315               91
                                              ---------        ---------

Income (loss) before income tax and undistributed
  subsidiary income                                (298)               9
Income tax benefit                                  101                -
                                              ---------        ---------

Income (loss) before undistributed earnings
  of subsidiary                                    (197)               9
Equity in undistributed earnings of subsidiary      817            1,040
                                              ---------        ---------

Net income                                    $     620        $   1,049
                                              =========        =========

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 18 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOW
Years ended December 31

                                                     2003             2002
                                                  ---------        ---------

Cash flows from operating activities
  Net income                                      $    620          $   1,049
    Adjustments to reconcile net income
      to net cash from operating activities
  Equity in undistributed earnings of subsidiary      (817)            (1,040)
  Change in other assets                               (93)                13
  Change in other liabilities                           (7)                 4
                                                  ---------         ---------
  Net cash from operating activities                  (297)                26

Cash flows from investing activities
  Investment in subsidiary                          (5,000)                 -

Cash flows from financing activities
  Proceeds from borrowing                            5,000                  -
  Proceeds from issuance of common stock             1,082                  -
                                                  --------          ---------
  Net cash from financing activities                 6,082                  -

Net change in cash and cash equivalents                785                 26

Cash and cash equivalents at beginning of period       124                 98
                                                  --------          ---------

Cash and cash equivalents at end of period        $    909          $     124
                                                  ========          =========

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 19 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:
                                                     2003             2002
                                                  ---------        ---------

  Basic
      Net income                                  $      620       $   1,049
                                                  ==========       =========

  Weighted average common shares                       1,488           1,456
                                                  ==========       =========

  Basic earnings per common share                 $      .42        $    .72
                                                  ==========        ========

  Diluted
      Net income                                  $      620        $  1,049
                                                  ==========        ========

  Weighted average common shares outstanding
    for basic earnings per common share                1,488           1,456

  Add: Dilutive effects of assumed exercises of
    Stock warrants                                        27              43
    Stock options                                          8              12
                                                  ----------        --------

Average shares and dilutive potential
  common shares                                        1,523           1,511
                                                  ==========        ========

Diluted earnings per common share                 $      .41        $    .69
                                                  ===========       ========

Stock options for 66,000 and 43,750 shares of common stock were not considered in computing diluted earnings per common share for 2003 and 2002, respectively, because they were anti-dilutive.


NOTE 20 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:


                                                     2003             2002
                                                  ---------        ---------

Unrealized holding gains and losses on
  available-for-sale securities                   $     624        $   1,539
Less reclassification adjustments for gains
  and losses later recognized as income                (694)            (660)
                                                  ---------        ---------
Net unrealized gains and losses                         (70)              879
Tax effect                                               16              (291)
                                                  ---------        ----------
Other comprehensive income (loss)                 $     (54)       $      588
                                                  =========        ==========

                          FIRST SECURITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
 -------------------------------------------------------------------------------

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                           Net Interest       Noninterest       Noninterest       Net          Earnings per Share
                                                                                               ------------------
                             Income            Income             Expense       Income        Basic         Diluted
                           -----------        -----------       ----------      ------        -----         -------


  2003
   First quarter          $    1,491          $     460         $    1,679      $  123        $  .08         $  .08
   Second quarter              1,501                940              1,863         202           .14            .13
   Third quarter               1,435                794              1,855         249           .17            .16
   Fourth quarter              1,502                564              1,875          46           .03            .04

 2002
   First quarter          $    1,365          $     164          $   1,192      $  160        $  .11          $ .11
   Second quarter              1,608                298              1,268         326           .22            .22
   Third quarter               1,654                770              1,475         471           .32            .31
   Fourth quarter              1,559                867              1,507          92           .07            .05



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Security maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to First Security Bancorp's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. First Security carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that First Security Bancorp's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS

There were no changes in First Security Bancorp's internal control over financial reporting during First Security Bancorp's fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, First Security Bancorp's internal control over financial reporting.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item (other than the information presented below) is contained under the headings "Item 1 Election of Directors," "Other Information About Management," and "Share Ownership by Directors, Executive
Officers and Certain Beneficial Owners - Section 16(a) Beneficial Ownership Reporting Compliance" in First Security Bancorp's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2004, and incorporated herein by reference.

AUDIT COMMITTEE EXPERTISE: The board of directors of First Security has a separately designated Audit Committee. Our Audit Committee Charter contains independence requirements members of the Audit Committee must meet, and requires each Audit Committee member to be able to read and understand fundamental financial statements, including the Company's balance sheet, income statement and cash flow statement, or to be able to do so within a reasonable period of time after his or her appointment to the Audit Committee. At least one member of the Audit Committee must have had past employment experience in finance or accounting or a professional certification in accounting or comparable experience or background which results in that individual possessing financial sophistication. Although not a requirement, our Audit Committee Charter contemplates that First Security will seek to have at least one member of the Audit Committee who is considered to be a "financial expert", as defined by the Securities and Exchange Commission.

The board of directors has determined that First Security presently does not have an "audit committee financial expert" serving on its Audit Committee, as that term is defined in Item 401 of SEC Regulation S-B. The board of directors believes that the Audit Committee members meet the independence and experience requirements mandated by our Audit Committee Charter, and have sufficient knowledge in financial and auditing matters to serve on the committee. The board of directors will monitor and evaluate its need for an audit committee financial expert throughout fiscal 2004.

CODE OF ETHICS: As a banking organization, we have in place various policies and procedures designed to promote honest and ethical conduct consistent with the extensive banking laws and regulations that govern our business. These policies and procedures were last updated and adopted in May 2003. However, we have concluded that we did not have in effect a code of ethics as defined in Item 406 of SEC Regulation S-B, which the SEC adopted in 2003, and we are at the present time revising our policies and procedures so as to be consistent with the criteria set out in the SEC regulations.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is contained under the heading, "Executive Compensation and Certain Transactions" in First Security Bancorp's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2004, and is incorporated herein by reference. The information under the heading "Equity Plan Compensation" in Item 5 of this report is incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained under the headings, "Share Ownership by Directors, Executive Officers and Certain Beneficial Owners" in First Security Bancorp's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2004, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in First Security Bancorp's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2004, under the headings, "Executive Compensation and Certain Transactions", "Certain Transactions with Management" and "Employment Agreements" and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

10.2 Severance  Agreement for John S.  Shropshire  incorporated  by reference to
Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003[Commission File No. 000-49781]).

10.3 Contract for Electronic Data Processing Services between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit
10.2 of the Company's Registration Statement on Form SB-2 [No.333-43444]).

10.4 Outsource Contract between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.5 Business/Manager License Agreement between Private Business, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2 [No.333-43444]).

10.6 Agreement for Administration of Credit Card Program between Crittson Financial, LLC and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.7 Leases between THOMCO, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.7 of the Company's Registration statement on Form SB-2 [No. 333-43444]).

10.8 Grounds lease between Cherrywood Development, LLC and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.9 First Security Bank of Lexington, Inc. Stock Award Plan (Amended and Restated as of March 18, 2003).(incorporated by reference to Exhibit 10.9 to the Form 10-K of First Security Bancorp, Inc. for the year ended December 31, 2002 [Commission File No. 000-49781]).

10.10 Consulting Services Support Corporation Affiliation Agreement (incorporated by reference to Exhibit 10.10 to the Form 10-K of First Security Bancorp, Inc. for the year ended December 31, 2002 [Commission File No. 000-49781]).

10.11 Employment Agreement between First Security Bancorp, Inc. and R. Douglas Hutcherson.

11.1 Statement re: Computation of Per share earnings (included in Note 20 to the Company's Consolidated Financial Statement included in this report).

21.1 Subsidiaries of First Security Bancorp, Inc.

23.1 Consent of Crowe Chizek and Company LLC.

31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2 Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1 Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002.

(b) Reports

1. A current report on Form 8-K dated October 28, 2003, as amended by Form 8-K/A, was filed with the Securities and Exchange Commission under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits", Item 9 "Regulation FD Disclosure" and Item 12 "Results of Operations and Financial Condition" of such form, and was furnished to disclose the press release issued by the Registrant on October 28, 2003 announcing the Registrant's results for the third quarter of 2003.

2. A current report on Form 8-K dated November 10, 2003, was filed with the Securities and Exchange Commission under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits" and Item 12 "Results of Operations and Financial Condition" of such form, to disclose the distribution of a message to shareholders which discussed its financial results for the quarter ended September 30, 2003.

3. A current report on form 8-K dated December 1, 2003, was filed with the Securities and Exchange Commission to report under Item 5 "Other Events and Regulation FD Disclosure" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" of such form, to file the press release issued by the Registrant on December 1, 2003 announcing that R. Douglas Hutcherson had been named as President and Chief Executive Officer of both the Registrant and its subsidiary, First Security Bank of Lexington, Inc. effective December 1, 2003.

4. A current report on Form 8-K dated January 27, 2004, was filed with the Securities and Exchange Commission under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits" and Item 12 "Results of Operations and Financial Condition" of such form, to disclose the press release issued by the Registrant on January 27, 2004 announcing the Registrant's results for the quarter and year-to-date periods ended December 31, 2003.

5. A current report on form 8-K dated January 15, 2004, was filed with the Securities and Exchange Commission to report under Item 5 "Other Events and Regulation FD Disclosure" the resignation of Dr. Ronald J. Saykaly as director of First Security Bancorp, Inc. and the resignation of Andrew C. Hils as Secretary/Treasurer of First Security Bancorp, Inc. and as Executive Vice President and Senior Lending Officer of First Security Bank of Lexington, Inc.

6. A current report on form 8-K dated January 15, 2004, was filed with the Securities and Exchange Commission to report under Item 5 "Other Events and Regulation FD Disclosure" the resignation of John Barlow as director of First Security Bancorp, Inc.


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in First Security Bancorp's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2004 under the heading, "Independent Public Accountants" and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY BANCORP, INC.

By:  /s/  R. Douglas Hutcherson
President and Chief Executive Officer
Date:  March 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




        Signature                           Title                                          Date
----------------------------       ----------------------                       --------------------
/s/ Len Aldridge                   Chairman of the Board                             March 24, 2004
----------------
  Len Aldridge

/s/ R. Douglas Hutcherson          President and Chief Executive Officer             March 24, 2004
-------------------------
R. Douglas Hutcherson              (Principal Executive Officer)

/s/ John G. Sullivan               Chief Financial Officer                           March 24, 2004
--------------------
 John G. Sullivan                  (Principal Financial and Accounting Officer)

/s/ Dennis R. Anderson             Director                                          March 24, 2004
----------------------
  Dennis R. Anderson

/s/ Julian E. Beard                Director                                          March 24, 2004
-------------------
 Julian E. Beard

/s/ Harold Glenn Campbell          Director                                          March 24, 2004
------------------------
  Harold Glenn Campbell

/s/ William A. Combs               Director                                          March 24, 2004
--------------------
  William A. Combs

                                   Director
------------------
 A. F. Dawahare

/s/ Kenneth L. Gerson              Director                                          March 24, 2004
---------------------
  Kenneth L. Gerson

/s/ Tommy R. Hall                  Director                                          March 24, 2004
-----------------
  Tommy R. Hall

/s/ Erle L. Levy                   Director                                          March 24, 2004
----------------
 Erle L. Levy

/s/ David R. McCulloch             Director                                          March 24, 2004
----------------------
  David R. McCulloch

/s/ Ira P. Mersack                 Director                                          March 24, 2004
------------------
 Ira P. Mersack

                                   Director
------------------------
 Robert J/ Rosenstein

/s/ Richard S. Trontz              Director                                          March 24, 2004
---------------------
 Richard S. Trontz

/s/ William T. Vennes              Director                                          March 24, 2004
---------------------
 William T. Vennes

/s/ Kathy E. Walker                Director                                          March 24, 2004
-------------------
 Kathy E. Walker

/s/ D. Woodford Webb               Director                                          March 24, 2004
--------------------
 D. Woodford Webb


EXHIBIT INDEX

Exhibit No. Description

3.1     Articles of Incorporation of First Security Bancorp, Inc.*
3.2     Articles of Amendment to Articles of Incorporation*
3.3     Bylaws of First Security Bancorp, Inc.*
4.1     Articles of Incorporation of First Security Bancorp, Inc.*
4.2 Articles of Amendment of Articles of Incorporation of First Security Bancorp, Inc. (included in Exhibit 3.2)
4.3     Amended and Restated Bylaws of First Security Bancorp, Inc.*
10.1 Employment Agreement between First Security Bancorp, Inc. and John S. Shropshire*
10.2    Severance Agreement for John S. Shropshire
10.3    Contract for Electronic Data Processing  Services  between BSC, Inc.
        and First Security Bank of Lexington, Inc.*
10.4 Outsource Contract between BSC, Inc. and First Security Bank of Lexington, Inc.*
10.5 Business/Manager License Agreement between Private Business, Inc. and First Security Bank of Lexington, Inc.*
10.6 Agreement for Administration of Credit Card Program between Crittson Financial, LLC and First Security Bank of Lexington, Inc.*
10.7    Leases between THOMCO, Inc. and First Security Bank of Lexington, Inc.*
10.8 Grounds lease between Cherrywood Development, LLC and First Security Bank of Lexington, Inc.*
10.9 First Security Bank of Lexington, Inc. Stock Award Plan (Amended and Restated as of March 18, 2003)*
10.10   Consulting Services Support Corporation Affiliation Agreement*
10.11   Employment Agreement between First Security Bancorp, Inc. and R.
        Douglas Hutcherson
11.1 Statement re: Computation of Per share earnings (included in Note 19 to the Company's Consolidated Financial Statement included in this report).
21.1    Subsidiaries of First Security Bancorp, Inc.
23.1    Consent of Crowe Chizek and Company LLC
31.1    Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2    Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1    Certification pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002
32.2    Certification pursuant to 18 USC Section 1350-Sarbanes-Oxley Act of 2002


*     Incorporated by reference.  See Item 13.