Form 10QSB
period 2004-03-31
FIRST SECURITY BANCORP INC /KY/
filed 2004-05-14
CIK 1109610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 000-49781

First Security Bancorp, Inc.

        (Name of small business issuer in its charter)

Kentucky	61-1364206

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

318 East Main Street, Lexington, Kentucky 40507

(Address of principal executive offices)

(859) 367-3700
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,558,690 shares of common stock as of April 26, 2004.

Transitional Small Business Disclosure format (check one): Yes [ ] No[X]

FIRST SECURITY BANCORP, INC.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements
Item 2.  Management’s Discussion and Analysis or Plan of Operation
Item 3.  Controls and Procedures

PART II-OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollar amounts in thousands, except for per share data)

                                                                 (Unaudited)                        (Unaudited)
                                                                   March 31      December 31          March 31
                                                                       2004             2003             2003
                                                                       ----             ----             ----
ASSETS
Cash and due from banks                                          $     3,777      $     4,820       $     3,423
Federal funds sold                                                    14,425           25,193            14,120
                                                                 -----------      -----------       -----------
   Total cash and cash equivalent                                     18,202           30,013            17,543
Securities available-for-sale                                         39,516           38,624            41,237
Loans held for sale                                                      354              407             2,865
Loans, net of allowance of $2,384, $2,379and $2,570                  158,817          158,733           157,619
Federal Home Loan Bank stock                                             800              772               750
Foreclosed assets                                                         74              119               300
Premises and equipment, net                                            7,480            7,585             7,520
Goodwill                                                                 106              106                 -
Other intangible assets                                                   39               43                67
Accrued interest receivable and other assets                           1,425            1,856             2,314
                                                                 -----------      -----------       -----------
                                                                 $   226,813      $   238,258       $   230,215
                                                                 ===========      ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Deposits
   Noninterest bearing                                           $    21,582      $    24,581       $    19,713
   Interest bearing                                                  159,674          166,059           171,883
                                                                 -----------      -----------       -----------
       Total deposits                                                181,256          190,640           191,596
Federal funds purchased and repurchase agreements                      7,563            8,874             4,608
Federal Home Loan Bank advances                                       11,956           12,512            14,157
Note Payable                                                           5,000            5,000                 -
Accrued interest payable and other liabilities                           639            1,120               922
                                                                 -----------      -----------       -----------
   Total liabilities                                                 206,414          218,146           211,283

Commitments and contingent liabilities

Shareholders' equity
   Common stock, no par value:  5,000,000 shares
      authorized; March 31, 2004 and December 31, 2003
      - 1,558,690 shares issued, March 31, 2003 -
     1,470,722 shares issued                                           8,926            8,926             8,457
Additional paid-in capital                                             8,926            8,926             8,457
Retained earnings                                                      2,253            2,052             1,555
Accumulated other comprehensive income                                   294              208               463
                                                                 -----------      -----------       -----------
                 Total shareholders' equity                           20,399           20,112            18,932
                                                                 -----------      -----------       -----------
                                                                 $   226,813      $   238,258       $   230,215
                                                                 ===========      ===========       ===========

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
For the Three Month Periods Ended March 31
(Dollar amounts in thousands, except for per share data)

                                                                                     2004             2003
                                                                                     ----             ----
Interest Income
   Loans, excluding fees                                                       $     2,281       $     2,647
   Taxable securities                                                                  316               196
   Tax exempt securities                                                                17               126
   Federal funds sold and other                                                         48                20
                                                                               -----------       -----------
                                                                                     2,662             2,989
Interest expense
   Deposits                                                                          1,028             1,339
   Federal funds purchased and repurchase agreements                                    12                13
   Federal Home Loan Bank advances                                                     127               146
   Note payable and other debt                                                          47                 -
                                                                               -----------       -----------
                                                                                     1,214             1,498
                                                                               -----------       -----------

Net interest income                                                                   1,448             1,491

  n for loan losses                                                                      25               145
                                                                                -----------       -----------

Net interest income after provision for loan losses                                   1,423             1,346

Noninterest income
   Service charges on deposit accounts                                                  148               183
   Net gains on sales of loans                                                           79               241
   Net gains on sales of securities                                                     243                 -
   Other                                                                                 39                36
                                                                                -----------       -----------
                                                                                        509               460

Noninterest expense
   Salaries and employee benefits                                                       787               854
   Occupancy and equipment                                                              310               272
   Data processing                                                                      120                98
   Legal and professional fees                                                          106                78
   Advertising                                                                           34                40
   Other                                                                                286               337
                                                                                -----------       -----------
                                                                                      1,643             1,679
                                                                                -----------       -----------
Income before income taxes                                                              289               127
Income tax expense                                                                       88                 4
                                                                                -----------       -----------
Net income                                                                      $       201       $       123
                                                                                ===========       ===========

Weighted average common shares outstanding:
   Basic                                                                                1,559             1,464
   Diluted                                                                              1,563             1,517

Earnings per share
   Basic                                                                          $       .13       $       .08
   Diluted                                                                                .13               .08

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY (Unaudited)
(Share and dollar amounts in thousands)

                                                                                   Accumulated
                                                                                       Other            Total
                                     Common Stock      Paid-In     Retained        Comprehensive    Shareholders'
                                  Shares    Amount     Capital     Earnings           Income           Equity
                                  ------    ------     -------     --------           ------           ------

Balance, January 1, 2004          1,559    $ 8,926    $  8,926    $    2,052       $     208       $    20,112

Comprehensive Income:
  Net income                          -          -           -           201               -               201

Change in unrealized gain on
  securities available for sale,
  net of reclassification
  and tax effects                     -          -           -             -              86                86
                                  -----    -------    --------    ----------      ----------       -----------
                                                                                                           287
Total comprehensive income                                                                        ------------

Balance, March 31, 2004           1,559    $ 8,926    $  8,926    $    2,253       $     294       $    20,399
                                  =====    =======    ========    ==========       =========       ===========

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Month Periods Ended March 31,
(Dollar amounts in thousands, except for per share data)

                                                                                          2004             2003
                                                                                          ----             ----
Cash flows from operating activities
   Net income                                                                      $       201       $       123
   Adjustments to reconcile net income to net
     cash from operating activities:
       Provision for loan losses                                                            25               145
       Depreciation and amortization                                                       122               124
       Net amortization of securities                                                       87                 9
       Net realized gain on sale of securitie                                             (243)                -
       Federal Home Loan Bank stock dividends                                               (8)               (8)
       Originations of loans held for sale                                              (3,623)          (19,428)
       Proceeds from sale of loans                                                       3,676            19,953
   Net change in:
     Accrued interest receivable                                                           127                68
     Other assets                                                                          330              (257)
     Accrued interest payable                                                                -                29
     Other liabilities                                                                    (524)             (148)
                                                                                   -----------       -----------
Net cash from operating activities                                                         170               610

Cash flows from investing activities
   Activity in available-for-sale securities:
     Maturities and principal repayments                                                 3,624             3,989
     Sales                                                                               5,498                 -
     Purchases                                                                          (9,726)           (1,886)
   Net change in loans                                                                    (109)            7,235
   Purchases of premises and equipment, net                                                (14)              (40)
                                                                                   -----------       -----------
Net cash from investing activities                                                        (727)            9,298

Cash flows from financing activities
   Net change in deposits                                                               (9,384)            2,641
   Net change in repurchase agreements and short-term borrowings                        (1,311)           (3,603)
   Repayments of Federal Home Loan Bank advances                                          (559)             (360)
   Proceeds from issuance of common stock                                                    -               144
                                                                                   -----------       -----------
Net cash from financing activities                                                     (11,254)           (1,178)
                                                                                   -----------       -----------

Net change in cash and cash equivalents                                            $   (11,811)      $     8,730

Cash and cash equivalents at beginning of period                                        30,013             8,813
                                                                                   -----------       -----------

Cash and cash equivalents at end of period                                         $    18,202       $    17,543
                                                                                   ===========       ===========

Supplemental cash flow information:
   Interest paid                                                                   $     1,498       $     1,469
   Income tax paid                                                                           -               260

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated condensed financial statements of First Security Bancorp, Inc. (the “First Security”) and its wholly-owned subsidiary First Security Bank of Lexington, Inc. (“FS Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Security’s Form 10-KSB annual report for 2003 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated condensed balance sheet of First Security as of December 31, 2003 has been derived from the audited consolidated balance sheet of First Security. Where appropriate, some items in the prior period financial statements have been reclassified to conform to the current presentation. Unless otherwise indicated within the text, dollars are presented in thousands except for per share data and all data is presented as of or for the periods ended March 31, 2004 and 2003.

Accounting and Reporting Policies: The accounting and reporting policies of First Security and FS Bank conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry. The following summary of significant policies used in the preparation of First Security’s financial statements should be read in light of a more detailed discussion of all significant policies appearing in First Security’s Form 10-KSB as of and for the period ended December 31, 2003.

Operating Segments: Internal financial information is primarily recorded and aggregated in three lines of business, retail banking, commercial banking and mortgage banking. While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all financial service operations are considered by management to be aggregated within one reportable operating segment.

Operating Results: Operating results for the three month period ending March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. Stock-based compensation cost for options granted employees with an exercise price less than the market price of the underlying common stock at the date of the grant if material, is reflected in net income. No stock-based compensation cost for options granted employees and directors with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant is reflected in net income.

The following table illustrates the effect on net income and earnings per share if expense was measured for options granted using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Amounts are in thousands, except for per share data.

                                                                                         2004             2003
                                                                                         ----             ----

   Net income as reported                                                         $       201       $       123
   Deduct:  Stock-based compensation expense
     determined under fair value based method                                             (41)             (121)
                                                                                  -----------       -----------
   Pro forma net income                                                           $       160       $         2
                                                                                  ===========       ===========

   Basic earnings per share as reported                                           $       .13       $       .08
   Pro forma basic earnings per share                                                     .10                 -

   Diluted earnings per share as reported                                         $       .13       $       .08
   Pro forma diluted earnings per share                                                   .10                 -

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE 2 — SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows as of the dates indicated:

                                                                                   Gross                Gross
                                                                Fair            Unrealized           Unrealized
                                                                Value              Gains                Losses
                                                                -----              -----                ------

         March 31, 2004
              U.S. Government and federal agency           $    10,166        $     120              $         -
              State and municipal                                  896               12                        -
              Mortgage-backed                                   28,454              346                       31
                                                           -----------        ---------              -----------

              Total                                        $    39,516        $     478              $        31
                                                           ===========        =========              ===========

         December 31, 2003
              U.S. Government and federal agency           $     9,437        $      75              $         6
              State and municipal                                2,873               41                        4
              Mortgage-backed                                   26,314              280                       71
                                                           -----------        ---------              -----------

              Total                                        $    38,624        $     396              $        81
                                                           ===========        =========              ===========

         March 31, 2003
              U.S. Government and federal agency           $     2,086        $       7              $         -
              State and municipal                               14,546              506                       19
              Mortgage-backed                                   24,605              194                        -
                                                           -----------        ---------              -----------

              Total                                        $    41,237        $     707              $        19
                                                           ===========        =========              ===========

Securities with unrealized losses at March 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                 12 Months or Less           More than 12 Months             Total
                               ----------------------        -------------------       ------------------------
                               Fair           Unrealized     Fair         Unrealized   Fair           Unrealized
                               Value           Loss          Value          Loss       Value            Loss
                               -----           ----          -----          ----       -----            ----

Description of Securities
U.S. Government and
 federal agency               $      -       $     -        $      -       $    -     $      -     $     -
State and municipal                  -             -               -            -            -           -
Mortgage-backed                  4,080            31               -            -        4,080          31
                              --------       -------        --------       ------     --------     -------

Total temporarily
   impaired with stated
   maturities                 $  4,080       $    31        $      -       $    -     $  4,080     $    31
                              ========       =======        ========       ======     ========     =======

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE 2 — SECURITIES (Continued)

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to changes in market conditions. The fair value is expected to recover as the securities approach their maturity date and/or market conditions improve.

Sales of available-for-sale securities were as follows for the three month period ended March 31, 2004, the year ended December 31, 2003 and the three month period ended March 31, 2003:

                                                       March 31      December 31          March 31
                                                           2004             2003              2003
                                                       --------      -----------          --------

           Proceeds                                   $   5,498      $    11,886         $       -
           Gross gains                                      243              698                 -
           Gross losses                                       -                4                 -

The fair value of debt securities and carrying amount, if different, at March 31, 2004 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                                       Fair
                                                                      Value

           Due in one year or less                                $         -
           Due from one to five years                                   9,117
           Due from five to ten years                                   1,686
           Due after ten years                                            259
           Mortgage-backed                                             28,454
                                                                  -----------

           Total                                                  $    39,516
                                                                  ===========

Securities pledged at March 31, 2004, December 31, 2003 and March 31, 2003 had carrying amounts of $12.1 million, $8.8 million and $5.9 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At March 31, 2004, December 31, 2003 and March 31, 2003, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE 3 — LOANS

Loans were as follows as of the dates indicated:

                                                                    March 31      December 31          March 31
                                                                        2004             2003              2003
                                                                    --------      -----------          --------

   Commercial                                                      $  50,391      $    49,165         $  42,089
   Mortgage loans on real estate:
       Commercial                                                     60,904           61,669            64,052
       Residential                                                    14,179           14,882            17,110
       Construction                                                   17,675           16,990            21,696
       Home equity                                                    11,728           11,488             9,820
   Consumer                                                            5,421            6,035             4,466
   Credit card                                                           903              883               956
                                                                   ---------      -----------         ---------
       Subtotal                                                      161,201          161,112           160,189
   Less allowance for loan losses                                     (2,384)          (2,379)           (2,570)
                                                                   ---------      -----------         ---------
       Loans, net                                                  $ 158,817      $   158,733         $ 157,619
                                                                   =========      ===========         =========

Substantially all 1-4 single family first residential mortgage loans are pledged to the Federal Home Loan Bank as collateral for advances.

Changes in the allowance for loan losses were as follows for the three month period ended March 31, 2004, the year ended December 31, 2003 and the three month period ended March 31, 2003:

                                                                    March 31      December 31          March 31
                                                                        2004             2003              2003
                                                                   ---------      -----------          --------

   Beginning balance                                               $   2,379      $     2,459         $   2,459
   Loans charged-off                                                     (20)            (858)              (43)
   Recoveries                                                              -              109                 9
   Provision for loan losses                                              25              669               145
                                                                   ---------      -----------         ---------
   Ending balance                                                  $   2,384      $     2,379         $   2,570
                                                                   =========      ===========         =========

NOTE 4 — STOCK OPTIONS

Stock Award Plan

Options to buy stock are granted to directors, officers and employees under First Security’s Stock Award Plan (“Stock Plan”), which provides for issue of up to 200,000 options. Pursuant to the Stock Plan, options may be issued which are defined as incentive stock options or as non-qualified stock options. Incentive stock options are intended to qualify under the provisions of Internal Revenue Code Section 422 (“IRC”), which include, among other things, that the option price be not less than the fair value of the shares as of the date of grant. Non-qualified stock options are those that do not meet the requirements of the provisions of the IRC, and, accordingly, may contain terms that are different than those in place for incentive stock options. The Stock Plan is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

During the first quarter of 2004, First Security awarded 26,350 options to employees and 19,000 to non-employee directors. These options were granted at an exercise price of $17.15, which equaled the market price for the stock as of the date of the grant.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE 4 — STOCK OPTIONS (Continued)

At March 31, 2004, a summary of the options outstanding pursuant to the Stock Plan is as follows:

                                              Outstanding                       Exercisable
                                       -------------------------           ----------------------

                                                         Weighted                        Weighted
              Range of                                    Average                         Average
              Exercise                                   Exercise                        Exercise
               Prices                    Number            Price           Number          Price
               ------                    ------            -----           ------          -----

            $13.75-$15.50                  18,250      $   15.39             16,550    $    15.38
            $16.00-$22.00                 111,350          18.73             81,400         19.10

           Outstanding at period-end      129,600      $   18.26             97,950    $    18.47
                                        =========                          ========

Other Stock Options

In addition to the above, on December 1, 2003 First Security issued 20,000 options to its chief executive officer with an exercise price of $14.00, which was below the market price of the shares at the date of the grant. These options are non-qualified. The difference between the exercise price and the market price will be recognized as compensation expense over the vesting period in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”

NOTE 5 — EARNINGS PER SHARE

The factors used in the earnings per share computation for the three month periods ended March 31, 2004 and 2003 were as follows:

                                                                                       2004             2003
                                                                                     -------          --------
   Basic
     Net income                                                                   $       201       $       123
                                                                                  ===========       ===========

     Weighted average common shares                                                     1,559             1,464
                                                                                  ===========       ===========

     Basic earnings per common share                                              $       .13       $       .08

   Diluted
     Net income                                                                   $       201       $       123
                                                                                  ===========       ===========

     Weighted average common shares outstanding
       for basic earnings per common share                                              1,559             1,464

     Add: Dilutive effects of assumed exercises of
       Stock warrants                                                                       -                39
       Stock options                                                                        4                14
                                                                                  -----------       -----------

     Average shares and dilutive potential
       common shares                                                                    1,563             1,517
                                                                                  ===========       ===========

     Diluted earnings per common share                                            $       .13       $       .08
                                                                                  ===========       ===========

Stock options for 106,350 and 65,500 shares of common stock were not considered in computing diluted earnings per common share for 2004 and 2003, respectively, because they were anti-dilutive.

PART I — FINANCAL INFORMATION

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2004 and 2003, and our results of operations for the three month periods ended March 31, 2004 and 2003. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the unaudited Consolidated Condensed Financial Statements. You should read the following discussion and analysis along with our unaudited Consolidated Condensed Financial Statements and the related notes included elsewhere herein, and with the Form 10-KSB filed by First Security relating to financial information as of and for the period ended December 31, 2003.

Forward-Looking Statements

First Security Bancorp, Inc. (the “First Security”) may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. First Security’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Lexington, Kentucky area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, First Security Bank of Lexington, Inc. (“FS Bank”) to satisfy regulatory requirements for its expansion plans, and (vi) changes in the legislative and regulatory environment. Many of such factors are beyond First Security’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. First Security does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to First Security.

General

First Security is a one-bank holding company that conducts business through its wholly-owned subsidiary, FS Bank. First Security was incorporated on February 11, 2000 and became the holding company of FS Bank through an exchange of shares with FS Bank shareholders. FS Bank is a state chartered commercial bank organized under the laws of the Commonwealth of Kentucky. FS Bank commenced operations on November 17, 1997. FS Bank operates as a community bank emphasizing personalized banking relationships with individuals and businesses located within the Lexington, Kentucky metropolitan statistical area (“MSA”). The Lexington Kentucky MSA is highly competitive with approximately 37 banks and thrift institutions with offices located within this MSA. The majority of deposits in the MSA are held by larger regional banking organizations with headquarters outside of the Lexington market area and the state of Kentucky.

FS Bank offers a variety of products and services through four full-service offices located in Lexington, a residential mortgage origination office also located in Lexington, and a second residential mortgage origination office that is located in Danville, Kentucky, approximately 45 miles southwest of Lexington. The products and services offered to its customers include checking, savings and time deposits, loans to individuals and businesses and safe deposit box rentals. Operating revenues are derived principally from interest and fees on loans and interest from investment securities that are all held as available for sale.

Results of Operations

For the first quarter of 2004, net income totaled $201,000 as compared to $123,000 for the first quarter of 2003. The primary reasons for the improved performance were the recognition of $243,000 in gains from the sale of securities and a reduction in our provision for loan losses. Other operating income and non-interest expenses were essentially unchanged from the 2003 period. The following is a more detailed discussion of results of our operations.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our earnings. For the quarter ended March 31, 2004, we recorded net interest income of $1,448,000 as compared to $1,491,000 for the 2003 period. Net interest spread is the difference between the average yield on earning assets and the average cost of interest bearing funding sources. Net interest margin is a calculation of the ratio of net interest income to average earning assets. A summary of the relevant information concerning net interest margin is as follows (amounts in thousands):

                                                   Three months ended March 31,
                                                     2004             2003
                                                     ----             ----
         Average balances
              Earning assets                    $   219,781      $   216,442
              Funding sources (1)                   207,098          201,655

         Average yields or costs
              Loans                                   5.37%            5.97%
              Earning assets                          4.64%            5.30%
              Deposits                                2.20%            2.98%
              Funding sources                         2.55%            3.36%

         Spread                                       2.09%            1.94%
         Margin                                       2.73%            2.77%
1.	Funding sources, as used in this context, includes externally obtained funding in the form of deposits, repurchase agreements, advances from the Federal Home Loan Bank and notes payable.

As indicated in the table above, our net interest spread has increased from 1.94% to 2.09%. The primary reason for this improvement in our spread is that our cost of funding interest bearing liabilities (principally in the cost of our deposits) declined by 81 basis points, as compared to the 66 basis point decline in the yield on earning assets. Our net interest margin declined by 4 basis points, which is largely attributable to our maintaining a higher level of federal funds sold.

Our yield on loans has declined as a result of the following factors:

o	Older fixed rate loans, originated at a point in time when interest rates were substantially higher, are now maturing and being renewed at today’s lower interest rates.

o	Competitive pressures in the market have increased, with other banks offering interest rates on loans that are much lower than rates on some of our existing loans, thus causing us to renegotiate the interest rates to lower levels to maintain the loan relationships.

Our cost of deposits has also declined, and at a faster pace than for our loans. The reason for this more rapid decline is that deposits generally reprice less frequently than loans, as deposits, and particularly certificates of deposit, are issued for longer periods at fixed rates in existence at the time of their origination. Thus, the deposits that were repriced in the first quarter of 2004 were issued as much as four years ago, when the interest rate environment was substantially higher.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses (“ALL”) that, in our management’s evaluation, should be adequate to provide coverage for probable and incurred loss on outstanding loans. The provision for loan losses amounted to $25,000 and $145,000 for the quarters ended March 31, 2004 and 2003, respectively. The decline in the provision expense relates primarily to lower levels of nonperforming assets between the periods. See also the discussion of nonperforming assets included elsewhere herein.

Based upon our management’s evaluation of the loan portfolio, our management believes the allowance for loan losses to be adequate to absorb our estimate of probable and incurred losses existing in the loan portfolio at the balance sheet date.

Noninterest Income. FS Bank's noninterest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other noninterest income generally reflect FS Bank’s growth, while fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loans sold and gains on sales of investment securities may also vary widely from quarter to quarter.

The following is the makeup of our noninterest income for the three month periods ended March 31, 2004 and 2003 (dollars in thousands):

                                                                   Three months
                                                                  ended March 31,        Net Change
                                                                  2004         2003        Amount
                                                                  ----         ----      --------
   Noninterest income:
       Service charges on deposit accounts                  $       148    $     183    $     (35)
       Net gains on the sale of loans                                79          241         (162)
       Net gains on the sale of securities                          243            -          243
       Other noninterest income                                      39           36            3
                                                            -----------    ---------    ---------
       Total                                                $       509    $     460    $      49
                                                            ===========    =========    =========

Service charge income for 2004 decreased from that of 2003 due to the termination of our relationship with two large volume customers who generated large amounts of overdraft and returned check fees.

As shown, the largest component of noninterest income is gains on sales of securities for the quarter ended March 31, 2004, as compared to gains on the sale of loans for the quarter ended March 31, 2003. Net gains on the sale of securities is the sum of gains and losses from the sale, prior to maturity, of securities held in our portfolio, and since the gains are directly related to the interest rate environment, are subject to wide fluctuations. Net gains on the sale of loans includes income from origination fees and points on residential loans made with the expectation that they will be later sold into the secondary market, and from service release fees received on these loans from the purchasers. All loans are sold whereby servicing rights transfer to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment.

During 2003, a refinancing “boom” existed in the United States, evidenced by record numbers of borrowers refinancing their home loans in order to take advantage of the historically low long term interest rates. That boom slowed during the fourth quarter of 2003, and remained so during the first quarter of 2004. This slowdown affected FS Bank in its mortgage lending and sales of loans into the secondary market, as shown In the above table.

Also included in noninterest income for the three month period ended March 31, 2004 were net gains of approximately $243,000 realized from the sale of approximately $5.5 million of available-for-sale securities. There were no sales of available-for-sale securities in the first quarter of 2003.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three month periods ended March 31, 2004 and 2003 (dollars in thousands):

                                                                  Three months
                                                                 ended March 31,       Net Change
                                                                  2004        2003       Amount
                                                                ------      ------     --------
   Noninterest expense:
       Salaries and employee benefits                       $       787    $     854    $     (67)
       Occupancy and equipment                                      310          272           38
       Data processing                                              120           98           22
       Legal and professional fees                                  106           78           28
       Advertising                                                   34           40           (6)
       Other noninterest expense                                    286          337          (51)
                                                            -----------    ---------    ---------
       Total                                                $     1,643    $   1,679    $     (36)
                                                            ===========    =========    =========

Expenses have decreased or increased during the above periods due primarily to the following factors:

o	The lower salaries and benefits expense reflects two vacancies in lending positions that were not filled until May 2004. We expect that this expense will increase during the second quarter to reflect the costs of new employees and changes in compensation for all employees who underwent annual performance reviews in the first quarter of 2004.

o	The increase in occupancy and equipment expense relates principally to increases in equipment maintenance expenses.
o	The increase in data processing expenses relates to our computer systems. These include the mid-2003 implementation of enhanced computer systems capability for our Internet site, the installation of remote backup and storage systems and increases in computer system maintenance expenses.

o	The increase in legal and professional fees relates principally to fees and expenses incurred in the administration of problem loans.

o	Other expenses have declined, primarily as a result of our efforts to reduce expenses where possible in all areas of our operations.

Income Taxes. The effective income tax expense rate for the quarter ended March 31, 2004 was 30.4%, as compared to 3.1% for the quarter ended March 31, 2003. This difference in rates is attributable to the repositioning of our securities portfolio that took place during 2003. The focus of that repositioning was to reduce the average maturities of our portfolio in anticipation of increases in the general interest rates for 2004, and this strategy resulted in the sale of substantially all of our tax-exempt investment securities. As a result, tax exempt income was substantially lower in the first quarter of 2004, as compared to the first quarter of 2003, resulting in the higher effective income tax rate.

Financial Condition

During the quarter ended March 31, 2004, total assets declined by $11.4 million, substantially all of which is attributable to the decline in federal funds sold, which declined by $10.8 million. These funds were used primarily to reduce the levels of certificates of deposit, which declined by $5.0 million. This decline in certificates of deposit reflects a strategic decision to use federal funds sold to reduce the balances of certificates of deposit, all of which bear interest at rates that are higher than the interest rates earned on federal funds sold.

A comparative summary of the components of average earnings assets before the deduction for the allowance for loan losses is presented as follows (amounts in thousands):

                                              Quarter Ended        Year Ended           Quarter Ended
                                              March 31, 2004     December 31, 2003      March 31, 2003
                                              --------------     -----------------      --------------

   Interest earning assets
     Loans (gross)                             $     161,212      $      164,520        $     168,842
     Investment securities (1)                        40,204              40,178               43,770
     Federal funds sold                               18,365              10,974                3,830
                                               -------------      --------------        -------------
        Total                                  $     219,781      $      215,672        $     216,442
                                               =============      ==============        =============
      Total Average Assets                     $     230,628      $      230,224        $     229,680

   Percentage of earning assets to total
      assets                                           95.3%               93.7%                94.2%

    1.        Includes available-for-sale securities and other securities.

Investment Securities. FS Bank's investment portfolio is classified as available-for-sale, meaning that any or all of the securities may be sold to meet the business objectives of FS Bank. The portfolio consists primarily of mortgage backed bonds, which constitute 72.0% of the portfolio, as compared to 68.1% at December 31, 2003 and 59.7% at March 31, 2003. In managing the portfolio, FS Bank seeks to maintain the highest quality securities, at a reasonable yield, and with an overall duration (average length of an investment) at or near four years. At March 31, 2004, the duration of the entire portfolio was approximately 3.8 years. By maintaining a relatively short duration, FS Bank is better able to avoid loss of value in a rising interest rate environment.

Loans: Loans, net of the allowance for loan losses, remained essentially unchanged during the quarter ended March 31, 2004. The composition of the portfolio remained weighted in commercial and commercial real estate loans, which accounted for approximately 69.0% of the total gross balances at March 31, 2004, as compared to 68.8% at December 31, 2003 and 66.3% at March 31, 2003.

The specific economic and credit risks associated with our loan portfolio, include, but are not limited to, a general downturn in the economy which could affect employment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers and fraud.

We attempt to reduce these economic and credit risks by adherence to loan-to-value guidelines for collateralized loans, by investigating the creditworthiness of the borrower and by monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 20% of FS Bank’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral, and further limit the amount of loans that can be made to related parties.

We periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We do have a significant credit exposure of loans outstanding plus unfunded lines of credit to borrowers in the residential construction industry and to owners of nonresidential buildings at March 31, 2004. This exposure level is taken into consideration by management in its determination of the adequacy of the allowance for loan losses. Based upon that determination, we believe that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

FS Bank discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

Non-Performing Assets. Non-performing assets are made up of loans that have been placed in a non-accrual status, loans that are past due 90 days or greater, loans that have been classified as restructured and repossessed assets. The following table sets forth the non-performing assets at the dates indicated (amounts in thousands):

                                              March 31, 2004     December 31, 2003      March 31, 2003
                                              --------------     -----------------      --------------

     Non-accrual loans (1)                     $       3,882      $        3,605        $       1,885
     Restructured loans (2)                                -                  -                 2,868
     Loans past due 90 days or greater                    58                 214                  583
     Repossessed assets                                   74                 119                  300
                                               -------------      --------------        -------------
     Total                                     $       4,014      $        3,938        $       5,636
                                               =============      ==============        =============
1.	Included in non-accrual loans at March 31, 2004 are loans to a troubled franchise operator in the aggregate amount of $2,689 that were previously restructured.

2.	The restructured loans appearing in the March 31, 2003 totals were later placed into the non-accrual status.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the probable and incurred loss in the loan portfolio. The following table sets forth the balances in our allowance for loan losses and the percentage for total loans and non-performing loans at the dates indicated (amounts in thousands):

                                              March 31, 2004     December 31, 2003      March 31, 2003
                                              --------------     -----------------      --------------

     Allowance for loan losses                 $       2,384      $        2,379        $       2,570

     Total loans                               $     161,201      $      161,112        $     160,189
     Percentage of allowance for loan losses
       to total loans                                  1.48%               1.48%                1.60%

     Non-performing assets                     $       4,014      $        3,938        $       5,636
     Percentage of allowance for loan losses
       to non-performing assets                        59.4%               60.4%                45.6%

As of the above dates, our management deemed the balances in the allowance for loan losses to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” below.

Deposits and Other Borrowings. We had approximately $181.3 million of deposits at March 31, 2004, as compared to $190.6 million at December 31, 2004 and $191.6 million at March 31, 2003. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits.

The following table sets for the components of our deposits as of the dates indicated (amounts in thousands):

                                              March 31, 2004     December 31, 2003      March 31, 2003
                                              --------------     -----------------      --------------

     Interest-bearing demand                   $      18,202    $         18,187        $      21,102
     Savings, money market and NOW                    21,774              23,204               21,418
     Time deposits less than $100,000                 63,573              73,461               77,655
     Time deposits $100,000 and over                  56,125              51,207               51,708
                                               -------------     ---------------        -------------
     Total interest-bearing deposits                 159,674             166,059              171,883
     Noninterest-bearing                              21,582              24,581               19,713
                                               -------------     ---------------        -------------
     Total deposits                              $   181,256         $   190,640        $     191,596
                                               =============     ===============        =============

Total deposits declined by $9.4 million during the quarter ended March 31, 2004. The decline is principally in certificates of deposit, which declined by $5.0 million. As discussed previously, our liquidity and funding plans include a decision to use federal funds purchased to reduce our balances in certificates of deposit. The reason for this decision is that the certificates of deposit have a higher interest cost than the earnings yield on our federal funds sold. Therefore, the use of excess federal funds sold to reduce certificates of deposit results in an improvement in our net interest income.

Noninterest-bearing deposits also declined during the quarter. However, the higher balance of these deposits at December 31, 2003 was higher only for a period of days. The average balances of noninterest-bearing deposits for the month of December, 2003 was approximately $23.3 million, as compared to the approximate average balance for the first quarter of 2004 of $23.5 million, for an actual increase.

In addition to our deposits, we have repurchase agreements which are essentially deposit equivalents collateralized by securities. These agreements amounted to $7.6 million at March 31, 2004, $8.9 million at December 31, 2003 and $4.6 million at March 31, 2003. Additionally, at March 31, 2004, we had balances of $12.0 million in advances from the Federal Home Loan Bank of Cincinnati compared to $12.5 million at December 31, 2003 and $14.2 million at March 31, 2003.

Note Payable. On December 30, 2003, First Security entered into a credit agreement with another financial institution that provides for a reducing revolving line of credit in the maximum amount of $6 million, of which $5 million was drawn at inception and contributed to FS Bank to increase its capital base. The related note is secured by 100% of the common shares of FS Bank and has a maturity of December 31, 2006. The maximum amount available under the credit agreement reduces to $5 million on December 31, 2004 and $4 million on December 31, 2005.

The credit agreement contains a number of covenants relating to the operation of the Bank including the maintenance of a minimum equity capital ratio, a maximum ratio of nonperforming assets to total loans, a minimum return on average assets and the maintenance of a minimum dividend payment capacity by the Bank. Covenants applicable to First Security include a prohibition of the payment of dividends on its common stock. At March 31, 2004, First Security met all requirements of the credit agreement.

Liquidity. Liquidity management is the process by which management attempts to ensure that adequate liquid funds are available to meet financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit obligations to borrowers, servicing long-term obligations, paying operating expenses, funding capital expenditures and maintaining reserve requirements. Liquidity is monitored closely by the Asset/Liability Management Committee of the FS Bank, which monitors interest rates and liquidity risk while implementing appropriate funding and balance sheet strategies.

FS Bank has established a limited number of alternative or secondary sources to provide additional liquidity and funding sources when needed to support lending activity or other liquidity needs. These alternative funding sources currently include unsecured federal funds lines of credit from five correspondent banks aggregating approximately $20.5 million and a secured line of credit with the Federal Home Loan Bank of Cincinnati, which allows FS Bank to borrow based on the level of qualifying residential loans which serve as collateral for this type of borrowing. Using these two sources, at March 31, 2004, FS Bank could borrow approximately $25 million based on available lines.

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

Capital Resources. At March 31, 2004, our stockholders' equity amounted to $20.4 million, as compared to $20.1 million at December 31, 2003. The change in stockholders’ equity was attributable to our net income for the quarter of $201,000 and the net increase in comprehensive income of $86,000 attributable to the increase in fair value of our available-for-sale securities portfolio.

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

The sum of the specific allocations and the general allocation represents management’s best estimate of the probable incurred losses contained in the loan portfolio at the measurement date. Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses.

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

Management believes the allowance for loan losses at March 31, 2004 was adequate. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

Impact of Inflation

The Consolidated Financial Statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

Recent Accounting Pronouncements

Since December 31, 2003, there have been no new accounting pronouncements that would have a material effect on the financial statements or practices of FS Bank.

PART I. — FINANCIAL INFORMATION

Item 3. — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Security maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to First Security’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. First Security’s management evaluated with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of First Security’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that First Security Bancorp’s disclosure controls and procedures were effective as of March 31, 2004.

Changes in Internal Controls

There was no change in First Security’s internal control over financial reporting identified during that evaluation that occurred during First Security’s fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, First Security’s internal control over financial reporting.

(The balance of this page is intentionally left blank)

PART II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed on the Exhibit Index of this Form 10-QSB are filed or furnished as a part of this report.

(b)     Reports on Form 8-K

1.

A report on Form 8-K dated April 22, 2004, was filed with the Securities and Exchange Commission to furnish under Item 7. “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 12 “Results of Operations and Financial Condition” of such form, to disclose the press release issued by the Registrant on April 22, 2004 announcing the Registrant’s results for the quarter ended March 31, 2004.

2.

A report on form 8-K dated March 31, 2004, was filed with the Securities and Exchange Commission to report under Item 5 “Other Events and Regulation FD Disclosure” the resignation of David McCulloch as a director of First Security Bancorp, Inc.

3.

A report on Form 8-K dated March 24, 2004 was filed by the registrant reporting under Item 4 the change in its Certifying Accountants and the engagement of BKD, LLP as its independent auditors for the fiscal year ended December 31, 2004.

4.

A report on form 8-K dated February 17, 2004, was filed with the Securities and Exchange Commission to report under Item 5 “Other Events and Regulation FD Disclosure” the resignation of John Barlow as a director of First Security Bancorp, Inc.

5.

A report on Form 8-K dated January 27, 2004, was filed with the Securities and Exchange Commission to furnish under Item 7. “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 12 “Results of Operations and Financial Condition” of such form, to disclose the press release issued by the Registrant announcing the Registrant’s operating results and information regarding the Registrants financial condition for the quarter and year-ended December 31, 2003.

6.

A report on form 8-K dated January 15, 2004, was filed with the Securities and Exchange Commission to report under Item 5 “Other Events and Regulation FD Disclosure” the resignation of Dr. Ronald J. Saykaly as a director and the resignation of Andrew C. Hils as Secretary/Treasurer of the Registrant and Executive Vice President and Senior Lending Officer of First Security Bank of Lexington, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2004	Signature /s/ R. Douglas Hutcherson President and Chief Executive Officer

Date: May 14, 2004	Signature /s/ John G. Sullivan Chief Financial Officer and Executive Vice-President

EXHIBITS

Exhibit 4.3      Amended and Restated Bylaws of First Security Bancorp, Inc.*

Exhibit 11.      Statement regarding computation of Per Share Earnings in the Notes to Consolidated Financial Statements in Part 1 of this Report for such computation (see Note 5 “Earnings Per Share”).

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

* Incorporated by reference to Exhibit 4.3 of the Form 10-KSB filed by First Security Bancorp, Inc. with the Securities and Exchange Commission for the fiscal year ended December 31, 2003 (commission file number 000-49781).