Form 10QSB/A
period 2004-03-31
FIRST SECURITY BANCORP INC /KY/
filed 2004-08-12
CIK 1109610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

Date: August 12, 2004	Signature /s/ R. Douglas Hutcherson R. Douglas Hutcherson President and Chief Executive Officer

Date: August 12, 2004	Signature /s/ John G. Sullivan John G. Sullivan Chief Financial Officer and Executive Vice-President

EXHIBITS

Exhibit 4.3      Amended and Restated Bylaws of First Security Bancorp, Inc.*

Exhibit 11.      Statement regarding computation of Per Share Earnings in the Notes to Consolidated Financial Statements in Part 1 of this Report for such computation (see Note 5 “Earnings Per Share”)(previously filed).

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