Form 10QSB
period 2004-06-30
FIRST SECURITY BANCORP INC /KY/
filed 2004-08-12
CIK 1109610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(859) 367-3700
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,558,690 shares of common stock as of July 30, 2004.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except for per share data)

	(Unaudited) June 30, 2004	December 31, 2003	(Unaudited) June 30, 2003
ASSETS
Cash and due from banks	$5,506	$4,820	$13,112
Federal funds sold	1,570	25,193	7,227

Total cash and cash equivalent	7,076	30,013	20,339
Securities available-for-sale	42,041	38,624	37,606
Loans held for sale	750	407	1,953
Loans, net of allowance of $2,298, $2,379 and $2,294	156,503	158,733	162,427
Federal Home Loan Bank stock	810	772	757
Foreclosed assets	110	119	-
Premises and equipment, net	7,405	7,585	7,749
Goodwill	106	106	-
Other intangible assets	36	43	54
Accrued interest receivable and other assets	2,371	1,856	2,040

	$217,208	$238,258	$232,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$23,031	$24,581	$21,337
Interest bearing	150,452	166,059	171,480

Total deposits	173,483	190,640	192,817
Federal funds purchased and repurchase agreements	8,291	8,874	6,388
Federal Home Loan Bank advances	9,389	12,512	13,614
Note Payable	5,000	5,000	-
Accrued interest payable and other liabilities	1,154	1,120	789

Total liabilities	197,317	218,146	213,608
Commitments and contingent liabilities
Shareholders' equity
Common stock, no par value: 5,000,000 shares
authorized; June 30, 2004 and December 31, 2003
- 1,558,690 shares issued, June 30, 2003 -
1,482,246 shares issued	8,926	8,926	8,515
Additional paid-in capital	8,926	8,926	8,515
Retained earnings	2,456	2,052	1,757
Accumulated other comprehensive income (loss)	(417)	208	530

Total shareholders' equity	19,891	20,112	19,317

	$217,208	$238,258	$232,925

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
For the Three and Six Month Periods Ended June 30
(Amounts in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest Income
Loans, excluding fees	$2,344	$2,552	$4,625	$5,188
Taxable securities	378	172	694	368
Tax exempt securities	7	139	24	265
Federal funds sold and other	27	27	75	47

	2,756	2,890	5,418	5,868

Interest expense
Deposits	933	1,259	1,961	2,598
Federal funds purchased and repurchase agreements	13	9	25	22
Federal Home Loan Bank advances	114	142	241	288
Note payable and other debt	48	-	95	-

	1,108	1,410	2,322	2,908

Net interest income	1,648	1,480	3,096	2,960
Provision for loan losses	50	324	75	469

Net interest income after provision for loan losses	1,598	1,156	3,021	2,491
Noninterest income
Service charges on deposit accounts	166	186	314	369
Net gains on sales of loans	162	314	241	575
Net gains on sales of securities	--	342	243	342
Other	68	119	113	146

	396	961	911	1,432

Noninterest expense
Salaries and employee benefits	816	836	1,603	1,690
Occupancy and equipment	295	283	605	555
Data processing	124	111	244	209
Legal and professional fees	71	196	180	244
Advertising	75	49	109	89
Other	317	388	606	755

	1,698	1,863	3,347	3,542

Income before income taxes	296	254	585	381
Income tax expense	93	52	181	56

Net income	$203	$202	$404	$325

Weighted average common shares outstanding
(shares in thousands):
Basic	1,559	1,476	1,559	1,468
Diluted	1,561	1,518	1,561	1,518
Earnings per share
Basic	$.13	$.14	$.26	$.22
Diluted	$.13	$.13	$.26	$.21

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (Unaudited)
(Share and dollar amounts in thousands)

	Common Stock		Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2004	1,559	$8,926	$8,926	$2,052	$208	$20,112

Comprehensive Income:
Net income	--	--	--	404	--	404

Change in unrealized gain (loss) on
securities available for sale,
net of reclassification
and tax effects	--	--	--	--	(625)	(625)

Total comprehensive income (loss)						(221)

Balance, June 30, 2004	1,559	$8,926	$8,926	$2,456	$(417)	$19,891

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Month Periods Ended June 30,
(Dollar amounts in thousands, except for per share data)

	2004	2003
Cash flows from operating activities
Net income	$404	$325
Adjustments to reconcile net income to net
cash from operating activities:
Provision for loan losses	75	469
Depreciation and amortization	247	237
Net amortization of securities	190	382
Net realized gain on sale of securities	(243)	(342)
Federal Home Loan Bank stock dividends	(16)	(15)
Originations of loans held for sale	(11,652)	(39,806)
Proceeds from sale of loans	11,550	41,818
Net gains on sales of loans	(241)	(575)
Net change in:
Accrued interest receivable	73	183
Other assets	(616)	(116)
Accrued interest payable	(97)	(48)
Other liabilities	454	(253)

Net cash from operating activities	128	2,259

Cash flows from investing activities
Activity in available-for-sale securities:
Maturities and principal repayments	7,689	8,978
Sales	5,741	4,265
Purchases	(17,742)	(7,424)
Net change in loans	2,155	2,103
Net change in foreclosed assets	9	-
Purchases of Federal Home Loan Bank stock	(2)
Purchases of premises and equipment, net	(52)	(51)

Net cash from investing activities	(2,202)	7,871

Cash flows from financing activities
Net change in deposits	(17,157)	3,862
Net change in repurchase agreements and short-term borrowings	(583)	(1,823)
Repayments of Federal Home Loan Bank advances	(3,123)	(903)
Proceeds from issuance of common stock	-	260

Net cash from financing activities	(20,863)	1,396

Net change in cash and cash equivalents	$(22,937)	$11,526

Cash and cash equivalents at beginning of period	30,013	8,813

Cash and cash equivalents at end of period	$7,076	$20,339

Supplemental cash flow information:
Interest paid	$2,419	$2,947
Income tax paid	100	260

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The accompanying unaudited consolidated condensed financial statements of First Security Bancorp, Inc. (the “First Security”) and its wholly-owned subsidiary First Security Bank of Lexington, Inc. (“FS Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Security’s Form 10-KSB annual report for 2003 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated condensed balance sheet of First Security as of December 31, 2003 has been derived from the audited consolidated balance sheet of First Security. Where appropriate, some items in the prior period financial statements have been reclassified to conform to the current presentation. Unless otherwise indicated within the text, dollars are presented in thousands except for per share data and all data is presented as of or for the periods ended June 30, 2004 and 2003.

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

Operating Results:  Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income as reported	$203	$202	$404	$325
Deduct: Stock-based compensation expense
determined under fair value based method	(7)	(12)	(49)	(133)

Pro forma net income	196	190	355	192

Basic earnings per share as reported	$.13	$.14	$.26	$.22
Pro forma basic earnings per share	$.13	$.13	$.23	$.13
Diluted earnings per share as reported	$.13	$.13	$.26	$.21
Pro forma diluted earnings per share	$.13	$.13	$.23	$.13

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE 2 - SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows as of the dates indicated:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2004
U.S. Government and federal agency	$14,800	$-	$262
State and municipal	885	5	1
Mortgage-backed	26,356	40	415

Total	$42,041	$45	$678

December 31, 2003
U.S. Government and federal agency	$9,437	$75	$6
State and municipal	2,873	41	4
Mortgage-backed	26,314	280	71

Total	$38,624	$396	$81

June 30, 2003
U.S. Government and federal agency	$4,985	$105	$-
State and municipal	10,420	498	-
Mortgage-backed	22,201	201	-

Total	$37,606	$804	$-

Securities with unrealized losses at June 30, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	12 Months or Less		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U.S. Government and
federal agency	$14,800	$262	-	$-	$14,800	$262
State and municipal	332	1	-	-	332	1
Mortgage-backed	20,070	415			20,070	415

Total temporarily
impaired with stated
maturities	$35,202	$678	-	$-	$35,202	$678

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE 2 - SECURITIES (Continued)

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to changes in market conditions. The fair value is expected to recover as the securities approach their maturity date and/or market conditions improve.

Sales of available-for-sale securities were as follows for the six month period ended June 30, 2004, the year ended December 31, 2003 and the six month period ended June 30, 2003:

	June 30, 2004	December 31, 2003	June 30, 2003
Proceeds	$5,741	$11,886	$4,265
Gross gains	243	698	342
Gross losses	-	4	-

The fair value of debt securities and carrying amount, if different, at June 30, 2004 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Due in one year or less	$3,194
Due from one to five years	10,448
Due from five to ten years	1,787
Due after ten years	256
Mortgage-backed	26,356

Total	$42,041

Securities pledged at June 30, 2004, December 31, 2003 and June 30, 2003 had carrying amounts of $11.1 million, $8.8 million and $5.2 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At June 30, 2004, December 31, 2003 and June 30, 2003, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE 3 - LOANS

Loans were as follows as of the dates indicated:

	June 30, 2004	December 31, 2003	June 30, 2003
Commercial	$53,375	$49,165	$40,458
Mortgage loans on real estate:
Commercial	55,753	61,669	67,991
Residential	12,120	14,882	16,051
Construction	20,720	16,990	23,423
Home equity	11,410	11,488	10,634
Consumer	4,609	6,035	5,345
Credit card	814	883	819

Subtotal	158,801	161,112	164,721
Less allowance for loan losses	(2,298)	(2,379)	(2,294)

Loans, net	$156,503	$158,733	$162,427

Substantially all 1-4 single family first residential mortgage loans are pledged to the Federal Home Loan Bank as collateral for advances.

Changes in the allowance for loan losses were as follows for the six month period ended June 30, 2004, the year ended December 31, 2003 and the six month period ended June 30, 2003:

	June 30, 2004	December 31, 2003	June 30, 2003
Beginning balance	$2,379	$2,459	$2,459
Loans charged-off	(156)	(858)	(645)
Recoveries	-	109	11
Provision for loan losses	75	669	469

Ending balance	$2,298	$2,379	$2,294

NOTE 4 - STOCK OPTIONS

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

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE 4 - STOCK OPTIONS (Continued)

At June 30, 2004, a summary of the options outstanding pursuant to the Stock Plan is as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$13.75-$15.50	18,250	$ 15.39	16,550	$ 15.38
$16.00-$22.00	109,000	18.73	81,250	19.09

Outstanding at period-end	127,250	$ 18.25	97,800	$ 18.46

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

NOTE 5 - EARNINGS PER SHARE

The factors used in the earnings per share computation for the three and six month periods ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic
Net Income	$203	$202	$404	$325
Weighted average common shares outstanding	1,559	1,476	1,559	1,468

Basic earnings per common share	$.13	$.14	$.26	$.22

Diluted
Net Income	$203	$202	$404	$325
Weighted average common shares outstanding	1,559	1,476	1,559	1,468
Add: Dilutive effects of assumed exercises of
stock warrants and options	2	42	2	49

Average shares and dilutive potential common
shares	1,561	1,518	1,561	1,518

Diluted earnings per common share	$.13	$.13	$.26	$.21

Stock options for shares of common stock that were
not considered in computing diluted earnings per
common share because they were anti-dilutive as
follows (shares in thousands):	61	65	110	66

PART I – FINANCAL INFORMATION

Item 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following is a discussion of our financial condition at June 30, 2004 and 2003, and our results of operations for the three month and six month periods ended June 30, 2004 and 2003. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the unaudited Consolidated Condensed Financial Statements. You should read the following discussion and analysis along with our unaudited Consolidated Condensed Financial Statements and the related notes included elsewhere herein, and with the Form 10-KSB filed by First Security relating to financial information as of and for the period ended December 31, 2003.

Forward-Looking Statements

First Security Bancorp, Inc. (the “First Security”) may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements are subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. First Security’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Lexington, Kentucky area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, First Security Bank of Lexington, Inc. (“FS Bank”) to satisfy regulatory requirements for its expansion plans, and (vi) changes in the legislative and regulatory environment. Many of such factors are beyond First Security’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. First Security does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to First Security.

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

Results of Operations

For the second quarter of 2004, net income totaled $203,000 as compared to $202,000 for the second quarter of 2003. For the six month period ended June 30, 2004, net income totaled $404,000 as compared to $325,000 for the six month period ended June 30, 2003. The primary reasons for the improved performance for both comparable periods in 2004, as compared to 2003, were an increase in net interest income, resulting primarily from a decline in interest expense and a reduction in our provision for loan losses. Offsetting these improvements was a decline in noninterest income attributable primarily to declines in gains on sales of securities and loans.

The following is a more detailed discussion of results of our operations for the three month and six month periods ended June 30, 2004 and 2003.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our earnings. A summary of the relevant information concerning net interest income, spreads and margins is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Interest Income	$1,648	$1,480	$3,096	$2,960

Average Balances
Earning assets	214,304	217,737	217,047	217,098
Funding sources (1)	206,106	204,949	209,002	206,979

Average yields or costs
Loans	5.78%	6.61%	5.76%	6.35%
Earning assets	5.16%	5.36%	5.03%	5.48%
Deposits	2.05%	2.62%	2.14%	2.73%
Funding sources	2.16%	2.79%	2.24%	2.83%

Spread (2)	2.71%	2.30%	2.50%	2.33%
Margin (3, 4)	3.09%	2.77%	2.88%	2.78%

1.	Funding sources, as used in this context, includes externally obtained funding in the form of deposits, repurchase agreements, advances from the Federal Home Loan Bank and notes payable.
2.	Net interest spread is the difference between the average yield on earning assets and the average cost of interest bearing funding sources
3.	The above calculations are before tax-equivalent adjustments.
4.	Net interest margin is a calculation of the ratio of net interest income to average earning assets.
5.	In the second quarter of 2004, we recorded a recovery of $95,754 of interest income from prior periods. This recoery is included in the above calculations.

For the quarter ended June 30, 2004, we recorded net interest income of $1,648,000 as compared to $1,480,000 for the comparable 2003 period. This improvement of $168,000 is attributable primarily to lower interest expense on deposits. The cost of all funding sources declined by 63 basis points, as compared to the 20 basis point decline in the yield on earning assets. Our net interest margin increased by 32 basis points, which is attributable to the decline in interest costs that was more rapid than the decline in the yield on earning assets, a recovery of $95,754 in prior period interest income and our maintaining a lower level of certificates of deposit through the use of excess federal funds sold.

For the six month period ended June 30, 2004, we recorded net interest income of $3,096,000 as compared to $2,960,000 for the comparable 2003 period. The primary reason for this improvement is the 59 basis point decline in funding costs that exceeded the 45 basis point decline in the yields on earning assets.

The improvement in net interest income for both the quarter and year to date periods in 2004 was achieved through improvement in spreads and margins, as opposed to growth in the amounts of earning assets and funding sources.

During the quarter ended June 30, 2004, our yield on loans increased slightly, primarily as a result of the recovery discussed above. Excluding the recovery, our yield on loans would have been 5.54%, which is a decline from the results for the first quarter of 2004. The decline in yields during the first and second quarters was a result of the following factors:

  Older fixed rate loans, originated at a point in time when interest rates were substantially higher, are being repaid or maturing and being renewed at today’s lower interest rates.

  Competitive pressures in the market have increased, with other banks offering interest rates on loans that are much lower than rates on some of our existing loans, thus causing us to renegotiate the interest rates to lower levels to maintain the loan relationships.

These factors subsided late in the second quarter as loan yields stabilized. On July 2, 2004, the bank’s prime rate was increased by 25 basis points. This increase is expected to have a significant impact on the overall loan portfolio for the third quarter and future periods, as approximately 65% of the bank’s loans are based on prime and are adjustable within a thirty day period.

During the quarter ended June 30, 2004, our cost of deposits has also declined, and at a faster pace than for our loans. The reason for this more rapid decline is that deposits generally reprice less frequently than loans, as our certificates of deposit (which constitute about 65% of the total of deposits) are issued for longer periods at fixed rates in existence at the time of their origination. Thus, the deposits that were repriced in the second quarter of 2004 were issued as much as four years ago, when the interest rate environment was substantially higher, and these time deposits are now being repriced at significantly lower rates.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses (“ALL”) that, in our management’s evaluation, should be adequate to provide coverage for probable and incurred loss on outstanding loans. The provision for loan losses amounted to $50,000 and $324,000 for the quarters ended June 30, 2004 and 2003, respectively. The provision for loan losses the six month periods ended June 30, 2004 and 2003 amounted to $75,000 and $469,000, respectively.

The decline in the provision expense during 2004, as compared to 2003, relates primarily to the recognition of probable and incurred losses through the corresponding provisions for loan losses that occurred during 2003. Of all of the problem loans existing at March 31 and June 30, 2004, approximately 60% were in existence during 2003 and were included in the analyses and provisions that took place in 2003. See also the discussion of nonperforming assets included elsewhere herein.

Based upon our management’s evaluation of the loan portfolio, our management believes the allowance for loan losses to be adequate to absorb our estimate of probable and incurred losses existing in the loan portfolio at the balance sheet date.

Noninterest Income. FS Bank’s noninterest income is composed of several components, some of which vary significantly between quarterly periods. The primary components of noninterest income are as follows:

  Service charges on deposit accounts is composed of various fees assessed on customers’ account activity including overdraft fees and generally reflect FS Bank’s growth in its deposits and customers.

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

  Net gains on the sale of securities is the sum of gains and losses from the sale, prior to maturity, of securities held in our portfolio, and since the gains are directly related to the interest rate environment, are subject to wide fluctuations caused by changes in the interest rate environment.

Noninterest income for the three month periods ended June 30, 2004 and 2003 is summarized as follows (dollars in thousands):

	Three months ended June 30,		Net Change
	2004	2003	Amount
Noninterest income:
Service charges on deposit accounts	$166	$186	$(20)
Net gains on the sale of loans	162	314	(152)
Net gains on the sale of securities	-	342	(342)
Other noninterest income	68	119	(51)

Total	$396	$961	(565)

Noninterest income for the six month periods ended June 30, 2004 and 2003 is summarized as follows (dollars in thousands):

	Six Months ended June 30,		Net Change
	2004	2003	Amount
Noninterest income:
Service charges on deposit accounts	$314	$369	$(55)
Net gains on the sale of loans	241	575	(334)
Net gains on the sale of securities	243	342	(99)
Other noninterest income	113	146	(33)

Total	$911	$1,432	(521)

During 2003, a refinancing “boom” existed in the United States, evidenced by record numbers of borrowers refinancing their home loans in order to take advantage of the historically low long term interest rates. That boom slowed during the fourth quarter of 2003, and remained so during the first two quarters of 2004. This slowdown affected FS Bank in its mortgage lending and sales of loans into the secondary market for both comparable periods, as shown in the above tables.

No gains on the sale of securities were recognized for the second quarter of 2004. Interest rate increases in early 2004 has caused the values of our securities to decline, which has resulted in lower gains on sales for the six month periods as shown in the above table.

The decline in other noninterest income is primarily attributable to lower mortgage loan fees relating to loans intended to be sold in the secondary market.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses.

The following is the makeup of our noninterest expense for the three month periods ended June 30, 2004 and 2003 (dollars in thousands):

	Three months ended June 30,		Net Change
	2004	2003	Amount
Noninterest expense:
Salaries and employee benefits	$816	$836	$(20)
Occupancy and equipment	295	283	12
Data processing	124	111	13
Legal and professional fees	71	196	(125)
Advertising	75	49	26
Other noninterest expense	317	388	(71)

Total	$1,698	$1,863	$(165)

The following is the makeup of our noninterest expense for the six month periods ended June 30, 2004 and 2003 (dollars in thousands):

	Six months ended June 30,		Net Change
	2004	2003	Amount
Noninterest expense:
Salaries and employee benefits	$1,603	$1,690	$(87)
Occupancy and equipment	605	555	50
Data processing	244	209	35
Legal and professional fees	180	244	(64)
Advertising	109	89	20
Other noninterest expense	606	755	(149)

Total	$3,347	$3,542	$(195)

Expenses have decreased or increased during the above periods due primarily to the following factors:

  The lower salaries and benefits expense reflects vacancies in lending positions that were not filled until May 2004.

  The decline in legal and professional fees for both comparable periods relates to a decline of legal fees related to both strategic planning efforts and to problem loan administration.

  The decline in other noninterest expense relates primarily to a loss of $100,000 recognized in the second quarter of 2003 on the liquidation of repossessed and foreclosed assets.

Income Taxes. The effective income tax expense rate for the quarter ended June 30, 2004 was 31.4%, as compared to 20.5% for the quarter ended June 30, 2003. For the six month periods ended June 30, 2004 and 2003, the effective income tax expense rates were 30.1% and 6.0%, respectively. This difference in rates is attributable to the repositioning of our securities portfolio that took place during 2003. The focus of that repositioning was to reduce the average maturities of our portfolio in anticipation of increases in the general interest rates for 2004, and this strategy resulted in the sale of a substantial portion of our tax-exempt investment securities. As a result, tax exempt income was substantially lower in 2004, as compared to 2003, resulting in the higher effective income tax rate.

(The balance of this page is intentially left blank)

Financial Condition

During 2004, the total assets of the Company declined. The primary reason for this decline is a strategic decision to use excess federal funds sold to reduce the balances of certificates of deposit, which bear interest at rates that are higher than the interest rates earned on federal funds sold. Since December 31, 2003, federal funds sold has declined from $25.2 million to $14.4 million at March 31, 2004 and to $1.6 million at June 30, 2004. The use of these excess funds has resulted in an improvement in spreads and margins, discussed in the previous sections.

A comparative summary of the components of average earnings assets before the deduction for the allowance for loan losses is presented as follows (amounts in thousands):

	Quarter Ended June 30, 2004	Year Ended December 31, 2003	Quarter Ended June 30, 2003
Interest earning assets
Loans (gross)	$162,603	$164,520	$162,381
Investment securities (1)	43,065	40,178	42,491
Federal funds sold	8,636	10,974	12,865

Total	$214,304	$215,672	$217,737

Total Average Assets	$225,710	$230,224	$229,700
Percentage of earning assets to total
assets	94.9%	93.7%	94.8%

    1.        Includes available-for-sale securities and other securities.

Investment Securities. FS Bank’s investment portfolio is classified as available-for-sale, meaning that any or all of the securities may be sold to meet the business objectives of FS Bank. The portfolio consists primarily of mortgage backed bonds, which constitute 62.7% of the portfolio, as compared to 68.1% at December 31, 2003 and 59.0% at June 30, 2003. In managing the portfolio, FS Bank seeks to maintain investment grade securities, at a reasonable yield, and with an overall duration (average length of an investment) at or near four years. At June 30, 2004, the duration of the entire portfolio was approximately 3.8 years. By maintaining a relatively short duration, FS Bank is better able to avoid loss of value in a rising interest rate environment.

Loans: Loans, net of the allowance for loan losses, declined by $1.9 million and $2.2 million during the three month and six month periods, respectively, ended June 30, 2004, and $5.9 million as compared to June 30, 2003. The primary reasons for these declines have been increasing competitive pressures in the local market, coupled with vacant lending officer positions that have now been filled. The composition of the portfolio remains weighted in commercial and commercial real estate loans, which accounted for approximately 68.7% of the total gross balances at June 30, 2004, as compared to 68.8% at December 31, 2003 and 65.8% at June 30, 2003.

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

We periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We have a significant credit exposure of loans outstanding plus unfunded lines of credit to borrowers in the residential construction industry and to owners of nonresidential buildings at June 30, 2004. This exposure level is taken into consideration by management in its determination of the adequacy of the allowance for loan losses. Based upon that determination, we believe that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

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

Non-Performing Assets.  Non-performing assets are made up of loans that have been placed in a non-accrual status, loans that are past due 90 days or greater, loans that have been classified as restructured and repossessed assets. The following table sets forth the non-performing assets at the dates indicated (amounts in thousands):

	June 30, 2004	December 31, 2003	June 30, 2003

Non-accrual loans (1)	$4,490	$3,605	$1,191
Restructured loans (2)	-	-	3,268
Loans past due 90 days or greater	46	214	161
Repossessed assets	110	119	-

Total	$4,646	$3,938	$4,620

1.	Included in non-accrual loans at June 30, 2004 are loans to a troubled franchise operator in the aggregate amount of $2,633 that were previously reported as restructured.
2.	The restructured loans appearing in the June 30, 2003 totals were later placed into the non-accrual status and appear as non-accrual loans at December 31, 2003 and June 30, 2004.

Allowance for Loan Losses (ALL).  We maintain the ALL at a level that our management deems appropriate to adequately cover the probable and incurred loss in the loan portfolio. The following table sets forth the balances in our allowance for loan losses and the percentage for total loans and non-performing loans at the dates indicated (amounts in thousands):

	June 30, 2004	December 31, 2003	June 30, 2003

Allowance for loan losses	$2,298	$2,379	$2,294

Total loans	$158,801	$161,112	$164,721
Percentage of allowance for loan losses
to total loans	1.45%	1.48%	1.39%

Non-performing assets	$4,647	$3,938	$4,620
Percentage of allowance for loan losses
to non-performing assets	49.5%	60.4%	49.7%

As of the above dates, our management deemed the balances in the allowance for loan losses to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” below.

Deposits and Other Borrowings.  We had approximately $173.5 million of deposits at June 30, 2004, as compared to $190.6 million at December 31, 2004 and $192.8 million at June 30, 2003. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits.

The following table sets for the components of our deposits as of the dates indicated (amounts in thousands):

	June 30, 2004	December 31, 2003	June 30, 2003

Interest-bearing demand	$16,276	$18,187	$20,014
Savings, money market and NOW	25,413	23,204	20,847
Time deposits less than $100,000	60,610	73,461	76,655
Time deposits $100,000 and over	48,153	51,207	53,964

Total interest-bearing deposits	150,452	166,059	171,480
Noninterest-bearing	23,031	24,581	21,337

Total deposits	$173,483	$190,640	$192,817

Total deposits declined by $7.8 million and $17.2 million, respectively, during the three month and six month periods ended June 30, 2004 and $19.3 million as compared to June 30, 2003. The decline is primarily in certificates of deposit, which declined by $10.9 million and $15.9 million, respectively, during the three month and six month periods ended June 30, 2004 and $21.9 million as compared to June 30, 2003. These declines in certificates of deposit reflect the funding strategies adopted by FS Bank in late 2003. As discussed previously, our liquidity and funding plans include a decision to use federal funds purchased to reduce our balances in certificates of deposit. The reason for this decision is that the certificates of deposit have a higher interest cost than the earnings yield on our federal funds sold. Therefore, the use of excess federal funds sold to reduce certificates of deposit resulted in an improvement in our net interest income. Noninterest-bearing deposits increased during the quarter, from $21.6 million at March 31, 2004 to $23.0 million at June 30, 2004, as compared to $21.3 million at June 30, 2003.

In addition to our deposits, we have repurchase agreements which are essentially deposit equivalents collateralized by securities. These agreements amounted to $8.3 million at June 30, 2004, $8.9 million at December 31, 2003 and $3.7 million at June 30, 2003. Additionally, at June 30, 2004, we had balances of $9.4 million in advances from the Federal Home Loan Bank of Cincinnati compared to $12.5 million at December 31, 2003 and $13.6 million at June 30, 2003.

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

The credit agreement contains a number of covenants relating to the operation of the Bank including the maintenance of a minimum equity capital ratio, a maximum ratio of nonperforming assets to total loans, a minimum return on average assets and the maintenance of a minimum dividend payment capacity by the Bank. Covenants applicable to First Security include a prohibition of the payment of dividends on its common stock. At June 30, 2004, First Security met all requirements of the credit agreement.

Liquidity. Liquidity management is the process by which management attempts to ensure that adequate liquid funds are available to meet financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit obligations to borrowers, servicing long-term obligations, paying operating expenses, funding capital expenditures and maintaining reserve requirements. Liquidity is monitored closely by the Asset/Liability Management Committee of FS Bank, which monitors interest rates and liquidity risk while implementing our funding and balance sheet strategies.

FS Bank has established a limited number of alternative or secondary sources to provide additional liquidity and funding sources when needed to support lending activity or other liquidity needs. These alternative funding sources currently include unsecured federal funds lines of credit from five correspondent banks aggregating approximately $23 million and a secured line of credit with the Federal Home Loan Bank of Cincinnati, which allows FS Bank to borrow based on the level of qualifying residential loans which serve as collateral for this type of borrowing. Using these two sources, at June 30, 2004, FS Bank could borrow approximately $30 million based on available lines.

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

Capital Resources. At June 30, 2004, our stockholders’ equity amounted to $19.9 million, as compared to $20.1 million at December 31, 2003. The change in stockholders’ equity was attributable to our net income for the six month period ended June 30, 2004 of $404,000 and the net decrease in comprehensive income of $625,000 attributable to the decrease in fair value of our available-for-sale securities portfolio.

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

Management believes the allowance for loan losses at June 30, 2004 was adequate. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

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

(The balance of this page is intentionally left blank)

PART I. - FINANCIAL INFORMATION

Item 3. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Security maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to First Security’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. First Security’s management evaluated with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of First Security’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that First Security Bancorp’s disclosure controls and procedures were effective as of June 30, 2004.

Changes in Internal Controls

There was no change in First Security’s internal control over financial reporting identified during that evaluation that occurred during First Security’s fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, First Security’s internal control over financial reporting.

(The balance of this page is intentionally left blank)

PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of First Security Bancorp, Inc. was held on May 18, 2004. The election of directors was the only matter submitted to and approved by the shareholders at the annual meeting. The following table identifies the nominees for director (all of whom were elected) and a tabulation of the votes each received at the annual meeting of shareholders:

	Votes Cast For	Votes Withheld
Harold Glenn Campbell	1,265,153	17,650
William A. Combs, Jr	1,211,403	71,400
Dr. Kenneth L. Gerson	1,271,403	11,400
Tommy R. Hall	1,271,403	11,400
Richard S. Trontz	1,271,403	11,400
William T. Vennes	1,208,853	73,950

The other directors of First Security Bancorp, Inc. whose term of office as a director continued after the annual meeting are R. Douglas Hutcherson, Dennis Anderson, Erle Levy, Dr, Ira P. Mersack, D. Woodford Webb, Jr., Len Aldridge Julian E. Beard, A. F. Dawahare, Robert J. Rosenstein and Kathy Walker.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

The exhibits listed on the Exhibit Index of this Form 10-QSB are filed or furnished as a part of this report.

(b)	Reports on Form 8-K

1.

A report on Form 8-K dated May 18, 2004, was filed with the Securities and Exchange Commission to report under Item 5 “Other Events and Regulation FD Disclosure” and to file Item 7 “Financial Statements and Exhibits” to disclose the press release issued by the Registrant on May 18, 2004 announcing the election of directors at the annual meeting of the shareholders on May 18, 2004.

2.

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

3.

A report on form 8-K dated March 31, 2004, was filed with the Securities and Exchange Commission to report under Item 5 “Other Events and Regulation FD Disclosure” the resignation of David McCulloch as a director of First Security Bancorp, Inc.

(The balance of this page is intentionally left blank)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Security Bancorp, Inc.

Date: August 12, 2004	/s/ R. Douglas Hutcherson R. Douglas Hutcherson President and Chief Executive Officer

Date: August 12, 2004	/s/ John G. Sullivan John G. Sullivan Executive Vice-President and Chief Financial Officer

(The balance of this page is intentionally left blank)

EXHIBITS

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

(The balance of this page is intentionally left blank)