Form 10QSB
period 2004-09-30
FIRST SECURITY BANCORP INC /KY/
filed 2004-11-10
CIK 1109610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(859) 367-3700
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,558,690 shares of common stock as of November 10, 2004.

Transitional Small Business Disclosure format (check one): Yes [ ] No[X]

FIRST SECURITY BANCORP, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Item 2.  Management’s Discussion and Analysis or Plan of Operation
Item 3.  Controls and Procedures

PART II - OTHER INFORMATION
Item 6.  Exhibits

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except for per share data)

	(Unaudited) September 30, 2004	December 31, 2003	(Unaudited) September 30, 2003
ASSETS
Cash and due from banks	$4,753	$4,820	$5,403
Federal funds sold	7,216	25,193	8,686

Total cash and cash equivalent	11,969	30,013	14,089
Securities available-for-sale	36,265	38,624	38,386
Loans held for sale	853	407	961
Loans, net of allowance of $1,796, $2,379 and $2,224	154,833	158,733	160,710
Federal Home Loan Bank stock	798	772	764
Foreclosed assets	110	119	--
Premises and equipment, net	7,245	7,585	7,635
Goodwill	--	106	--
Other intangible assets	--	43	54
Accrued interest receivable and other assets	1,937	1,856	2,402

	$214,010	$238,258	$225,001

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$23,002	$24,581	$21,944
Interest bearing	147,644	166,059	165,827

Total deposits	170,646	190,640	187,771
Federal funds purchased and repurchase agreements	8,263	8,874	3,723
Federal Home Loan Bank advances	8,821	12,512	13,065
Note Payable	5,000	5,000	--
Accrued interest payable and other liabilities	942	1,120	1,040

Total liabilities	193,672	218,146	205,599

Commitments and contingent liabilities
Shareholders' equity
Common stock, no par value: 5,000,000 shares
authorized; September 30, 2004 and December 31, 2003
- 1,558,690 shares issued, September 30, 2003 -
1,482,246 shares issued	8,926	8,926	8,656
Additional paid-in capital	8,926	8,926	8,656
Retained earnings	2,455	2,052	2,006
Accumulated other comprehensive income (loss)	31	208	84

Total shareholders' equity	20,338	20,112	19,402

	$214,010	$238,258	$225,001

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
For the Three and Nine Month Periods Ended September 30
(Amounts in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest Income
Loans, including fees	$2,232	$2,513	$6,855	$7,713
Taxable securities	382	152	1,077	520
Tax exempt securities	7	64	31	329
Federal funds sold and other	18	39	94	86

	2,639	2,768	8,057	8,648

Interest expense
Deposits	883	1,187	2,845	3,785
Federal funds purchased and repurchase agreements	19	9	45	31
Federal Home Loan Bank advances	98	137	339	425
Note payable and other debt	54	--	147	--

	1,054	1,333	3,376	4,241

Net interest income	1,585	1,435	4,681	4,407
Provision for loan losses	222	50	297	519

Net interest income after provision for loan losses	1,363	1,385	4,384	3,888
Noninterest income
Service charges on deposit accounts	171	162	484	531
Net gains on sales of loans	96	312	332	907
Net gains on sales of securities	50	260	293	603
Net loss on sale of intangible assets	(106)	--	(106)	--
Other	44	60	163	173

	255	794	1,166	2,214

Noninterest expense
Salaries and employee benefits	753	880	2,355	2,570
Occupancy and equipment	275	293	871	861
Data processing	126	111	370	295
Legal and professional fees	138	155	307	489
Advertising	56	55	166	144
Other	281	361	906	1,038

	1,629	1,855	4,975	5,397

Income (loss) before income taxes	(11)	324	575	705
Income tax expense (benefit)	(10)	75	172	131

Net income (loss)	$(1)	$249	$403	$574

Weighted average common shares outstanding
(shares in thousands):
Basic	1,559	1,491	1,559	1,476
Diluted	1,563	1,523	1,560	1,499
Earnings per share
Basic	$--	$.17	$.26	$.39
Diluted	$--	$.16	$.26	$.38

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (Unaudited)
(Share and dollar amounts in thousands)

	Common Stock		Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2004	1,559	$8,926	$8,926	$2,052	$208	$20,112

Comprehensive Income:
Net income	--	--	--	403	--	403

Change in unrealized gain (loss) on
securities available for sale,
net of reclassification
and tax effects	--	--	--	--	(177)	(177)

Total comprehensive income (loss)						226

Balance, September 30, 2004	1,559	$8,926	$8,926	$2,455	$31	$20,338

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Month Periods Ended September 30,
(Dollar amounts in thousands, except for per share data)

	2004	2003
Cash flows from operating activities
Net income	$403	$574
Adjustments to reconcile net income to net
cash from operating activities:
Provision for loan losses	297	519
Depreciation and amortization	370	364
Net amortization of securities	260	601
Net realized gain on sale of securities	(293)	(603)
Federal Home Loan Bank stock dividends	(24)	(22)
Originations of loans held for sale	(18,666)	(56,973)
Proceeds from sale of loans	18,552	60,309
Net gains on sales of loans	(332)	(907)
Net change in:
Accrued interest receivable	126	256
Other assets	(207)	11
Accrued interest payable	(139)	(69)
Other liabilities	51	250

Net cash from operating activities	398	4,310

Cash flows from investing activities
Activity in available-for-sale securities:
Maturities and principal repayments	9,773	13,544
Sales	10,094	7,634
Purchases	(17,742)	(16,774)
Net change in loans	3,603	3,770
Proceeds of sale of goodwill and intangible assets	33	--
Loss on sale of goodwill and intangible assets	106	--
Net change in foreclosed assets	9	(569)
Purchases of Federal Home Loan Bank stock	(2)	--
Purchases of premises and equipment, net	(20)	(57)

Net cash from investing activities	5,854	7,548

Cash flows from financing activities
Net change in deposits	(19,994)	(1,184)
Net change in repurchase agreements and short-term borrowings	(611)	(4,488)
Repayments of Federal Home Loan Bank advances	(3,691)	(1,452)
Proceeds from issuance of common stock	--	542

Net cash from financing activities	(24,296)	(6,582)

Net change in cash and cash equivalents	$(18,044)	$5,276
Cash and cash equivalents at beginning of period	30,013	8,813

Cash and cash equivalents at end of period	$11,969	$14,089

Supplemental cash flow information:
Interest paid	$3,315	$4,310
Income tax paid	200	260

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated condensed financial statements of First Security Bancorp, Inc. (the “First Security”) and its wholly-owned subsidiary First Security Bank of Lexington, Inc. (“FS Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Security’s Form 10-KSB annual report for 2003 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated condensed balance sheet of First Security as of December 31, 2003 has been derived from the audited consolidated balance sheet of First Security. Where appropriate, some items in the prior period financial statements have been reclassified to conform to the current presentation. Unless otherwise indicated within the text, dollars are presented in thousands except for per share data and all data is presented as of or for the periods ended September 30, 2004 and 2003.

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

Operating Results: Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2004	2003		2004	2003
Net income (loss) as reported	$(1)	$249		$403	$574
Add or deduct: Stock-based compensation
expense determined under fair value based method	6	71		(43)	(61)

Pro forma net income	$5	$320		$360	$513

Basic earnings per share as reported	$--	$.17		$.26	$.39
Pro forma basic earnings per share	$--	$.22		$.26	$.35
Diluted earnings per share as reported	$--	$.16		$.23	$.38
Pro forma diluted earnings per share	$--	$.21	.	$.23	$.34

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the quarters ended September 30, 2004 and 2003, the stock based compensation expense was negative (reduction in expense) because of forfeitures of options occurring during those periods.

NOTE 2 - SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows as of the dates indicated:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
September 30, 2004
U.S. Government and federal agency	$14,551	$23	$32
State and municipal	888	11	--
Mortgage-backed	20,826	117	71

Total	$36,265	$151	103

December 31, 2003
U.S. Government and federal agency	$9,437	$75	$6
State and municipal	2,873	41	4
Mortgage-backed	26,314	280	71

Total	$38,624	$396	$81

September 30, 2003
U.S. Government and federal agency	$7,860	$30	$17
State and municipal	6,803	121	19
Mortgage-backed	23,723	117	105

Total	$38,386	$268	$141

Securities with unrealized losses at September 30, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Description of Securities
U.S. Government and
federal agency	$8,495	$32	$--	$--	$8,495	$32
State and municipal	--	--	--	--	--	--
Mortgage-backed	5,172	13	3,552	58	8,724	71

Total temporarily
impaired with stated
maturities	$13,667	$45	$3,552	$58	$17,219	$103

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

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

Sales of available-for-sale securities were as follows for the nine-month period ended September 30, 2004, the year ended December 31, 2003 and the nine-month period ended September 30, 2003:

	September 30,	December 31,	September 30,
	2004	2003	2003
Proceeds	$10,094	$11,886	$7,634
Gross gains	293	698	603
Gross losses	--	4	--

The fair value of debt securities and carrying amount, if different, at September 30, 2004 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair
Value
Due in one year or less	$2,201
Due from one to five years	11,660
Due from five to ten years	1,319
Due after ten years	258
Mortgage-backed	20,827

Total	$36,265

Securities pledged at September 30, 2004, December 31, 2003 and September 30, 2003 had carrying amounts of $13.9 million, $8.8 million and $4.2 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At September 30, 2004, December 31, 2003 and September 30, 2003, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

NOTE 3 - LOANS

Loans were as follows as of the dates indicated:

	September 30,	December 31,	September 30,
	2004	2003	2003

Commercial	$59,736	$49,165	$44,898
Mortgage loans on real estate:
Commercial	48,559	61,669	63,180
Residential	9,767	14,882	13,878
Construction	20,451	16,990	22,034
Home equity	11,393	11,488	11,406
Consumer	5,948	6,035	6,697
Credit card	775	883	841

Subtotal	156,629	161,112	162,934
Less allowance for loan losses	(1,796)	(2,379)	(2,224)

Loans, net	$154,833	$158,733	$160,710

Substantially all 1-4 single-family first residential mortgage loans are pledged to the Federal Home Loan Bank as collateral for advances.

Changes in the allowance for loan losses were as follows for the nine-month period ended September 30, 2004, the year ended December 31, 2003 and the nine-month period ended September 30, 2003:

	September 30,	December 31,	September 30,
	2004	2003	2003

Beginning balance	$2,379	$2,459	$2,459
Loans charged-off	(886)	(858)	(858)
Recoveries	6	109	104
Provision for loan losses	297	669	519

Ending balance	$1,796	$2,379	$2,224

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

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

NOTE 4 - STOCK OPTIONS (Continued)

At September 30, 2004, a summary of the options outstanding pursuant to the Stock Plan is as follows:

	Outstanding		Exercisable
	Weighted		Weighted
Range of	Average		Average
Exercise	Exercise		Exercise
Prices	Number	Price	Number	Price

$13.75-$15.50	18,250	$15.39	17,400	$15.39
$16.00-$22.00	105,050	18.79	81,250	19.09

Outstanding at period-end	123,300	$18.29	98,650	$18.44

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

NOTE 5 - EARNINGS PER SHARE

The factors used in the earnings per share computation for the three and nine month periods ended September 30, 2004 and 2003 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic
Net Income (loss)	$(1)	$249	$403	$574
Weighted average common shares outstanding	1,559	1,491	1,559	1,476
Basic earnings per common share	$--	$.17	$.26	$.39

Diluted
Net Income (loss)	$(1)	$249	$403	$574
Weighted average common shares outstanding	1,559	1,491	1,559	1,476
Add: Dilutive effects of assumed exercises of
stock warrants and options	4	32	1	23

Average shares and dilutive potential common
shares	1,563	1,523	1,560	1,499

Diluted earnings per common share	$--	$.16	$.26	$.38

Stock options outstanding for shares of common
stock that were not considered in computing diluted
earnings per common share because they were
anti-dilutive as follows (shares in thousands):	100	62	100	62

PART I -  FINANCAL INFORMATION

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2004 and 2003, and our results of operations for the three month and nine month periods ended September 30, 2004 and 2003. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the unaudited Consolidated Condensed Financial Statements. You should read the following discussion and analysis along with our unaudited Consolidated Condensed Financial Statements and the related notes included elsewhere herein, and with the Form 10-KSB filed by First Security relating to financial information as of and for the period ended December 31, 2003.

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

FS Bank offers a variety of products and services through four full-service offices located in Lexington. The products and services offered to its customers include checking, savings and time deposits, loans to individuals and businesses and safe deposit box rentals. Operating revenues are derived principally from interest and fees on loans and interest from investment securities that are all held as available for sale.

Prior to September 10, 2004, FS Bank conducted mortgage banking operations under the name First Security Mortgage Company, at two leased residential mortgage origination offices, one located at 190 W. Lowry Lane, in Lexington, and a second located in Danville, Kentucky, approximately 45 miles southwest of Lexington. On September 10, 2004, we sold certain assets used in these mortgage banking operations (and transferred the two residential mortgage origination offices) to First Mortgage Company, LLC, a limited liability company formed by

Brady Ratliff and Allen Haggard, both of whom were employed by FS Bank in its mortgage loan division. We had acquired the mortgage banking operations that were sold in the transaction in June 2002 from First Mortgage Company, Inc., of which Mr. Ratliff was a principal. Following the sale of this division, First Security continues to offer residential mortgages to its customers through its offices and through referrals to various mortgage companies, including First Mortgage Company, LLC.

Results of Operations

For the third quarter of 2004, First Security reported a net loss of $1,000 as compared to a net profit of $249,000 for the third quarter of 2003. The primary reasons for the decline in net income for the third quarter of 2004 versus 2003 was an increase in the provision for loan losses from $50,000 to $222,000 and a loss of $106,000 on the sale of certain assets used in the mortgage loan division of FS Bank.

For the nine-month period ended September 30, 2004, net income totaled $403,000 as compared to $573,000 for the same period ended September 30, 2003. The primary reasons for the decline in net income were declines in gains on the sales of residential mortgage loans and securities and a loss on the sale of certain assets used in the mortgage loan division. These declines in gains and the loss on the sale offset reductions in interest expenses, the provision for loan losses and noninterest expenses.

The following is a more detailed discussion of results of our operations for the three month and nine month periods ended September 30, 2004 and 2003.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our earnings. A summary of the relevant information concerning net interest income, spreads and margins is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Interest Income	$1,585	$1,435	$4,681	$4,407

Average Balances
Earning assets	205,236	215,848	213,110	216,681
Funding sources (1)	199,454	210,412	205,819	208,123

Average yields or costs
Loans	5.52%	6.08%	5.68%	6.24%
Earning assets	5.10%	5.09%	5.05%	5.35%
Deposits	2.00%	2.44%	2.09%	2.63%
Funding sources	2.10%	2.51%	2.19%	2.72%

Spread (2)	2.73%	2.26%	2.58%	2.31%
Margin (3, 4)	3.06%	2.64%	2.94%	2.73%

1.	Funding sources, as used in this context, includes externally obtained funding in the form of deposits, repurchase agreements, advances from the Federal Home Loan Bank and notes payable.
2.	Net interest spread is the difference between the average yield on earning assets and the average cost of interest bearing funding sources
3.	The above calculations are before tax-equivalent adjustments.
4.	Net interest margin is a calculation of the ratio of net interest income to average earning assets.
5.	In the second quarter of 2004, we recorded a recovery of $95,754 of interest income from prior periods. This recovery is included in the above calculations.

For the quarter ended September 30, 2004, we recorded net interest income of $1,585,000 as compared to $1,435,000 for the comparable 2003 period. This improvement of $150,000 is attributable primarily to lower interest expense on deposits. The cost of all funding sources declined by 41 basis points, which is attributable to both older and higher cost certificates of deposit maturing and being repriced and to a shifting in our deposit base from certificates of deposit to interest bearing transaction accounts, principally, money market accounts, which have a significantly lower cost than certificates of deposits. The yield on earning assets increased by 1 basis point, which is attributable to our carrying significantly lower balances of federal funds sold as a proportion of the total earning asset base.

For the nine-month period ended September 30, 2004, we recorded net interest income of $4,681,000 as compared to $4,407,000 for the comparable 2003 period. The primary reason for this improvement is the 53 basis point decline in funding costs that exceeded the 30 basis point decline in the yield on earning assets.

The improvement in net interest income for both the quarter and year to date periods in 2004 was achieved through improvement in spreads and margins, as opposed to growth in the amounts of earning assets and funding sources, both of which declined.

Our yield on loans during the quarter ended September 30, 2004 was 5.52%, as compared to 5.78% for the quarter ended June 30, 2004 and 6.08% for the quarter ended September 30, 2003. For the nine-month period ended September 30, 2004, our yield on loans was 5.68%, as compared to 6.24% for the same period in 2003. These declines in yields on loans are attributable to the following factors:

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

These factors subsided late in the second quarter as loan yields began to increase as a result of increases in the general interest rate environment.

The bank’s prime rate was increased three times during the quarter, on July 2, August 11 and September 22, and we expect short term rates to continue to increase over the coming three quarters. These increases contributed to a stabilizing of the yield on loans during the third quarter and are expected to have a beneficial impact on the yield of the loan portfolio, as approximately 65% of the bank’s loans are based on prime and are adjustable within a thirty day period.

During the quarter ended September 30, 2004, our cost of deposits has also declined, from 2.05% to 2.00%, and the cost of all funding declined from 2.16% to 2.10%. These declines reflect the implementation of a strategic funding decision during the third quarter of 2004 to redesign and more aggressively price our money market accounts so as to shift deposits from longer term fixed rate certificates of deposit to our money market accounts. That strategy results in both a lower cost of funds and a better matching of interest rate movements with our loan portfolio, which is composed primarily of loans that are immediately repricable based on changes in the prime rate.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses (“ALL”) that, in our management’s evaluation, should be adequate to provide coverage for probable and incurred loss on outstanding loans. The provision for loan losses amounted to $222,000 and $50,000 for the quarters ended September 30, 2004 and 2003, respectively. The provision for loan losses the nine month periods ended September 30, 2004 and 2003 amounted to $297,000 and $519,000, respectively.

The increase in the provision expense during the third quarter relates primarily to a charge off of approximately $695,000 to a single borrower that had filed for Chapter 11 Bankruptcy. See also the discussion of nonperforming assets included elsewhere herein.

Based upon our management’s evaluation of the loan portfolio, our management believes the allowance for loan losses to be adequate to absorb our estimate of probable and incurred losses existing in the loan portfolio at the balance sheet date. While the timing of the actual charge-off of loans for which reserves have been established is uncertain, management believes that all inherent loan losses have been adequately provided for in the Allowance. These are forward-looking statements, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

Noninterest Income. FS Bank’s noninterest income is composed of several components, some of which vary significantly between quarterly periods. The primary components of noninterest income are as follows:

  Service charges on deposit accounts are composed of various fees assessed on customers’ account activity including overdraft fees and generally reflect FS Bank’s growth in its deposits and customers.
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

Noninterest income for the three month periods ended September 30, 2004 and 2003 is summarized as follows (dollars in thousands):

	Three months
	ended September 30,		Net Change
	2004	2003	Amount
Noninterest income:
Service charges on deposit accounts	$171	$162	$9
Net gains on the sale of loans	96	312	(216)
Net gains on the sale of securities	50	260	(210)
Net loss on sale of assets	(106)	--	(106)
Other noninterest income	44	60	(16)

Total	$255	$794	(539)

Noninterest income for the nine month periods ended September 30, 2004 and 2003 is summarized as follows (dollars in thousands):

	Nine months
	ended September 30,		Net Change
	2004	2003	Amount
Noninterest income:
Service charges on deposit accounts	$484	$531	$(47)
Net gains on the sale of loans	332	907	(575)
Net gains on the sale of securities	293	603	(310)
Net loss on sale of assets	(106)	--	(106)
Other noninterest income	163	173	(10)

Total	$1,166	$2,214	(1,048)

During 2003, a refinancing “boom” existed in the United States, evidenced by record numbers of borrowers refinancing their home loans in order to take advantage of the historically low long term interest rates. That boom slowed during the fourth quarter of 2003, and remained so during the first three quarters of 2004. This slowdown affected FS Bank in its mortgage lending and sales of loans into the secondary market for both comparable periods, as shown in the above tables. On September 10, 2004, FS Bank sold certain assets it used in its mortgage loan origination efforts to First Mortgage Company, LLC, an entity formed by Brady Ratliff and Allen Haggard, who were employed by FS Bank in its mortgage loan division. That sale resulted in the $106,000 loss shown in the above table.

For both the quarter and nine-month period ended September 30, 2004, gains on the sale of securities were lower than in the comparable periods in 2003. Interest rate increases beginning in early 2004 has caused the values of our securities to decline, which has resulted in lower gains on sales as shown in the above table.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses.

The following is the makeup of our noninterest expense for the three month periods ended September 30, 2004 and 2003 (dollars in thousands):

	Three months
	ended September 30,		Net Change
	2004	2003	Amount
Noninterest expense:
Salaries and employee benefits	$753	$880	$(127)
Occupancy and equipment	275	293	(18)
Data processing	126	111	15
Legal and professional fees	138	155	(17)
Advertising	56	55	1
Other noninterest expense	281	361	(80)

Total	$1,629	$1,855	$(226)

The following is the makeup of our noninterest expense for the nine month periods ended September 30, 2004 and 2003 (dollars in thousands):

	Nine months
	ended September 30,		Net Change
	2004	2003	Amount
Noninterest expense:
Salaries and employee benefits	$2,355	$2,570	$(215)
Occupancy and equipment	871	861	10
Data processing	370	295	75
Legal and professional fees	307	489	(182)
Advertising	166	144	22
Other noninterest expense	906	1,038	(132)

Total	$4,975	$5,397	$(422)

Expenses have decreased or increased during the above periods due primarily to the following factors:

  The lower salaries and benefits expense for the quarter reflects a severance expense of approximately $91,000 incurred in September, 2003. The lower salaries and benefits expense for the none-month period reflects the lowered severance expense noted above, staffing vacancies that existed during the first two quarters of 2004, efforts to control the level of staffing through a more extensive use of part time employees and the elimination of eleven positions brought about by the sale of assets to and assumption of employees by First Mortgage Company, LLC, as discussed above.

  The decline in other noninterest expense for the quarter is the result of lowered expense across a number of expense categories, including supplies ($19), customer accounts charge-offs ($13), miscellaneous and other expenses ($30) and other accounts with smaller changes. The decline in other noninterest expense for the nine-month period is primarily attributable to a loss on the sale of foreclosed assets that incurred in the second quarter of 2003 ($100) and lowered supplies expense ($50).
  The decline in legal and professional fees for the nine month period is attributable to lower legal fees related to both strategic planning efforts and to problem loan administration.

Income Taxes. The effective income tax expense rate for the quarter ended September 30, 2004 was 0.0%, as compared to 23.1% for the quarter ended September 30, 2003. For the nine month periods ended September 30, 2004 and 2003, the effective income tax expense rates were 30.0% and 18.5%, respectively. This difference in rates is attributable to the repositioning of our securities portfolio that took place during 2003. The focus of that repositioning was to reduce the average maturities of our portfolio in anticipation of increases in the general interest rates for 2004, and this strategy resulted in the sale of a substantial portion of our tax-exempt investment securities. As a result, tax exempt income was substantially lower in 2004, as compared to 2003, resulting in the higher effective income tax rate.

Financial Condition

During 2004, the total assets of the Company declined. The primary reason for this decline is a strategic decision to use excess federal funds sold to reduce the balances of certificates of deposit, which bear interest at rates that are higher than the interest rates earned on federal funds sold. Since December 31, 2003, federal funds sold has declined from $25.2 million to $7.2 million at September 30, 2004. The use of these excess funds has resulted in an improvement in spreads and margins, discussed in the previous sections.

A comparative summary of the components of average earnings assets before the deduction for the allowance for loan losses is presented as follows (amounts in thousands):

	Quarter Ended	Year Ended	Quarter Ended
	September 30, 2004	December 31, 2003	September 30, 2003
Interest earning assets
Loans (gross)	$160,522	$164,520	$166,012
Investment securities (1)	41,797	40,178	37,978
Federal funds sold	2,917	10,974	11,858

Total	$205,236	$215,672	$215,848

Total Average Assets	$218,603	$230,224	$230,765

Percentage of earning assets to total
assets	93.8%	93.6%	93.5%

     1.        Includes available-for-sale securities and other securities.

Investment Securities. FS Bank’s investment portfolio is classified as available-for-sale, meaning that any or all of the securities may be sold to meet the business objectives of FS Bank. The portfolio consists primarily of mortgage backed bonds, which constitute 57.4% of the portfolio, as compared to 68.1% at December 31, 2003 and 61.9% at September 30, 2003. In managing the portfolio, FS Bank seeks to maintain investment grade securities, at a reasonable yield, and with an overall duration (average length of an investment) of no more than four years. At September 30, 2004, the duration of the entire portfolio was approximately 3.2 years. By maintaining a relatively short duration, FS Bank is better able to minimize loss of value in a rising interest rate environment.

Loans: Loans, net of the allowance for loan losses, declined by $1.7 million and $3.9 million during the three month and nine month periods, respectively, ended September 30, 2004, and $5.9 million as compared to September 30, 2003. The primary reasons for these declines have been increasing competitive pressures in the local market, coupled with vacant lending officer positions that have now been filled. The composition of the portfolio remains weighted in commercial and commercial real estate loans, which accounted for approximately 69.1% of the total gross balances at September 30, 2004, as compared to 68.8% at December 31, 2003 and 66.3% at September 30, 2003.

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

We periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We have a significant credit exposure of loans outstanding plus unfunded lines of credit to borrowers in the residential construction industry and to owners of nonresidential buildings at September 30, 2004. This exposure level is taken into consideration by management in its determination of the adequacy of the allowance for loan losses. Based upon that determination, we believe that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

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

Non-Performing Assets. Non-performing assets are made up of loans that have been placed in a non-accrual status, loans that are past due 90 days or greater, loans that have been classified as restructured and repossessed assets. The following table sets forth the non-performing assets at the dates indicated (amounts in thousands):

	September 30, 2004	December 31, 2003	September 30, 2003

Non-accrual loans (1)	$3,217	$3,605	$440
Restructured loans (2)	--	--	3,268
Loans past due 90 days or greater	11	214	50
Repossessed assets	110	119	575

Total	$3,338	$3,938	$4,333

1.	Included in non-accrual loans at September 30, 2004 are loans to a troubled franchise operator in the aggregate amount of $1.9 million that were previously reported as restructured.
2.	The restructured loans appearing in the September 30, 2003 totals were later placed into the non-accrual status and appear as non-accrual loans at December 31, 2003 and September 30, 2004.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the probable and incurred loss in the loan portfolio. The following table sets forth the balances in our allowance for loan losses and the percentage for total loans and non-performing loans at the dates indicated (amounts in thousands):

	September 30, 2004	December 31, 2003	September 30, 2003

Allowance for loan losses	$1,796	$2,379	$2,224

Total loans	$156,629	$161,112	$162,934
Percentage of allowance for loan losses
to total loans	1.15%	1.48%	1.36%

Non-performing assets	$3,338	$3,938	$4,333
Percentage of allowance for loan losses
to non-performing assets	53.8%	60.4%	51.3%

As of the above dates, our management deemed the balances in the allowance for loan losses to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” below.

Deposits and Other Borrowings. We had approximately $170.7 million of deposits at September 30, 2004, as compared to $190.6 million at December 31, 2004 and $187.8 million at September 30, 2003. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits.

The following table sets for the components of our deposits as of the dates indicated (amounts in thousands):

	September 30, 2004	December 31, 2003	September 30, 2003

Interest-bearing demand	$17,639	$18,190	$18,570
Savings, money market and NOW	36,852	23,201	23,233
Time deposits less than $100,000	53,652	69,385	69,821
Time deposits $100,000 and over	39,501	55,283	54,203

Total interest-bearing deposits	147,644	166,059	165,827
Noninterest-bearing	23,002	24,581	21,944

Total deposits	$170,646	$190,640	$187,771

Total deposits declined by $2.8 million and $20.0 million, respectively, during the three month and nine month periods ended September 30, 2004 and $17.1million as compared to September 30, 2003. The decline is primarily in certificates of deposit, which declined by $15.6 million and $31.6 million, respectively, during the three month and nine month periods ended September 30, 2004 and $30.9 million as compared to September 30, 2003. These declines in certificates of deposit reflect the funding strategies adopted by FS Bank in late 2003. As discussed previously, our liquidity and funding plans include a decision to use federal funds purchased to reduce our balances in certificates of deposit. The reason for this decision is that the certificates of deposit have a higher interest cost than the earnings yield on our federal funds sold. Therefore, the use of excess federal funds sold to reduce certificates of deposit resulted in an improvement in our net interest income. The balances of noninterest-bearing deposits remained essentially unchanged during the quarter.

In addition to our deposits, we have repurchase agreements which are essentially deposit equivalents collateralized by securities. These agreements amounted to $8.3 million at September 30, 2004, $8.9 million at December 31, 2003 and $3.7 million at September 30, 2003. Additionally, at September 30, 2004, we had balances of $8.8 million in advances from the Federal Home Loan Bank of Cincinnati compared to $12.5 million at December 31, 2003 and $13.1 million at September 30, 2003.

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

The credit agreement contains a number of covenants relating to the operation of the Bank including the maintenance of a minimum equity capital ratio, a maximum ratio of nonperforming assets to total loans, a minimum return on average assets and the maintenance of a minimum dividend payment capacity by the Bank. Covenants applicable to First Security include a prohibition of the payment of dividends on its common stock. At September 30, 2004, First Security met all requirements of the credit agreement.

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

FS Bank has established a limited number of alternative or secondary sources to provide additional liquidity and funding sources when needed to support lending activity or other liquidity needs. These alternative funding sources currently include unsecured federal funds lines of credit from five correspondent banks aggregating approximately $23 million and a secured line of credit with the Federal Home Loan Bank of Cincinnati, which allows FS Bank to borrow based on the level of qualifying residential loans which serve as collateral for this type of borrowing. Using these two sources, at September 30, 2004, FS Bank could borrow approximately $25 million based on available lines.

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

Capital Resources. At September 30, 2004, our stockholders’ equity amounted to $20.3 million, as compared to $20.1 million at December 31, 2003. The change in stockholders’ equity was attributable to our net income for the nine month period ended September 30, 2004 of $403 thousand less the net decrease in comprehensive income of $177 thousand attributable to the decrease in fair value of our available-for-sale securities portfolio.

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

Management believes the allowance for loan losses at September 30, 2004 was adequate. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

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

(The balance of this page is intentionally left blank)

PART I. - FINANCIAL INFORMATION

Item 3. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Security maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to First Security’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. First Security’s management evaluated with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of First Security’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that First Security Bancorp’s disclosure controls and procedures were effective as of September 30, 2004.

Changes in Internal Controls

There was no change in First Security’s internal control over financial reporting identified during that evaluation that occurred during First Security’s fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, First Security’s internal control over financial reporting.

(The balance of this page is intentionally left blank)

PART II - Other Information

Item 6. Exhibits
The exhibits listed on the Exhibit Index of this form 10-QSB are filed or furnished as a part of this report.

(The balance of this page is intentionally left blank)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Security Bancorp, Inc.

Date: November 10, 2004	/s/ R. Douglas Hutcherson R. Douglas Hutcherson President and Chief Executive Officer

Date: November 10, 2004	/s/ John G. Sullivan John G. Sullivan Executive Vice-President and Chief Financial Officer

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