Form 10KSB
period 2004-12-31
FIRST SECURITY BANCORP INC /KY/
filed 2005-03-31
CIK 1109610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(859) 367-3700
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year: $12,235,000.

Aggregate market value of the voting stock held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors of the issuer) computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $18,259,000 as of March 1, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,560,290 shares of common stock as of March 23, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 17, 2005, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure format (check one): Yes [ ] No[X]

TABLE OF CONTENTS

PART I

           ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................N/A

PART II

           ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                             AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES................14

           ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATION................................................................15

           ITEM 7.    FINANCIAL STATEMENTS................................................................................................41

           ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                             ACCOUNTING AND FINANCIAL DISCLOSURE............................................................74

           ITEM 8A.    CONTROLS AND PROCEDURES....................................................................................74

PART III

           ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT............74

           ITEM 10.    EXECUTIVE COMPENSATION.......................................................................................74

           ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

FORWARD-LOOKING STATEMENTS

First Security Bancorp, Inc. (“First Security”) may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “may”,“expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. First Security Bancorp’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) the inability of our bank subsidiary, First Security Bank of Lexington, Inc. (“FS Bank”) to attract and retain key management personnel, (iv) the lack of sustained growth in the economy in the Lexington, Kentucky area, (v) rapid fluctuations or unanticipated changes in interest rates, (vi) the inability of FS Bank to satisfy regulatory requirements and (vii) changes in the legislative and regulatory environment. Many of such factors are beyond First Security’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. First Security does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to First Security.

Unless this Form 10-KSB indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “First Security”, “First Security Bancorp” or “Company” as used in this report refer to First Security Bancorp, Inc. and its subsidiary First Security Bank of Lexington, Inc., which we sometimes refer to as “FS Bank”. References herein to the fiscal years 2004, 2003, 2002, 2001 and 2000 mean our fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

OVERVIEW

First Security is a Kentucky corporation that was incorporated on February 11, 2000 to serve as the holding company for FS Bank, a state bank chartered under the laws of the Commonwealth of Kentucky. FS Bank commenced its banking operations on November 17, 1997, and operates as a community bank in an urban market emphasizing personalized banking relationships with individuals and businesses located within the Lexington metropolitan statistical area (MSA). We own 100% of the capital stock of FS Bank and other than FS Bank we have no material amounts of assets, liabilities or operations.

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

Between inception in 1997 and year end 2003, First Security recorded significant growth in its total assets, its primary earning assets (consisting of federal funds sold, loans and investment securities) and deposits, which grew to $238.3 million, $224.9 million and $190.6 million, respectively. Each of these amounts represents the levels achieved in our history. During 2004, the balances declined to $217.4 million, $204.9 million and $178.9 million, respectively, with the majority of the declines occurring in the last four months of the year. These declines were caused by the increasingly competitive market in which we operate and a loss of lending personnel. Although we experienced declines in these measurements, our net interest income was the highest in the history of the Company. The increase in this key profitability measurement was the result of significant changes in the management of our interest rate positions for our primary earning assets and deposits.

Market Area. FS Bank’s primary service area is the Lexington MSA, which is composed of the contiguous counties of Fayette, Jessamine, Woodford, Clark, Bourbon and Scott in general, and specifically Lexington. Lexington is located approximately 70 miles south of Cincinnati, Ohio and 70 miles east of Louisville, Kentucky. Interstates 75 and 64 intersect in Lexington, making Lexington a central point for commerce. Lexington is also the center of the thoroughbred industry in Kentucky. A number of the most prominent horse farms in the country are located within the Lexington MSA, as is Keeneland Racetrack, one of the premier tracks in the nation and the home to a number of world prominent auctions of thoroughbred stock.

FS Bank’s main office is located in Lexington’s central business district in downtown Lexington. The downtown market consists of a variety of commercial establishments and entertainment venues. We believe that the downtown area is an important location for financial institutions requiring visibility within Lexington’s prominent commercial and private banking markets. Accordingly, we believe that this location is well suited for FS Bank’s business development efforts.

In January 1998, FS Bank opened a retail bank branch on Southview Drive. In May 2000, FS Bank opened a retail bank branch office on Tates Creek Road. In November 2001, FS Bank opened a retail branch office in the Palomar Centre. These offices were established to serve retail banking customers and are located in areas of high growth in Fayette County.

In May 2002, coincident with the acquisition of a mortgage origination company, we acquired two mortgage loan origination offices, one on Lowry Lane in Lexington and the other on Fourth Street in Danville, Kentucky, a city located approximately 45 miles to the southwest of Lexington. These office locations were sold in September 2004, coincident with a change in the manner in which we offer residential mortgages to our customers.

The economic success of FS Bank’s primary service area depends heavily upon the economic viability of the metropolitan Lexington, Kentucky area. Our primary service area’s economic strength comes from its large employer base, which includes several large enterprises, such as the University of Kentucky, Toyota Motor Manufacturing, USA (an automotive assembly plant located in Scott County, approximately 18 miles from Lexington), Lexmark International, the Lexington-Fayette Urban County Government and the Fayette County Public School System. Additionally, the market has benefited from strong growth in manufacturing employment in the last twenty years, particularly in manufacturing in automotive related industries.

Competition. The Lexington banking market is both concentrated and highly competitive. According to data released by the Federal Deposit Insurance Corporation (“FDIC”), there were 34 bank and thrift institutions with branch offices and deposits located in the Lexington MSA at June 30, 2004. These institutions include a large New York money center bank, three large regional banks and a large locally controlled community bank. These five institutions combined control approximately 54% of the total deposits in the market. These larger institutions have greater resources, higher lending limits and more banking offices. Of the remaining 29 financial institutions operating in this market, FS Bank ranks as the third largest in terms of total deposits according to the FDIC June 30, 2004 deposit data.

According to the FDIC June 30, 2004 deposit data, bank and thrift deposits in the Lexington MSA grew by $2.1 billion between June 1997 and June 2004, from $4.4 billion to $6.5 billion. This growth in deposits occurred primarily in locally controlled community banks, whose total deposits grew from $1.8 billion to $3.5 billion. Based on this data, at June 30, 2004, we held 2.68% of the total of bank and thrift deposits in the Lexington MSA, as compared to 3.25% at June 30, 2003.

Consequently, while large, multi-state institutions are well established in our market area, we believe the general trends indicate that a majority of the community banks in the Lexington MSA have been able to effectively compete with these larger, multi-state banks to increase their deposit market share in recent years. In addition, during this seven year period, a total of eight community banks have entered the market, thus further increasing competition.

While we compete against all financial institutions in this market, we believe that our primary competitors are the community banks that have offices in this market.

We believe that positioning FS Bank solely as a community bank will not be enough to compete in today’s financial industry. In the wake of modern technology and the prosperity of the United States’ financial markets over the past decade, banking clients have generally become more sophisticated in their approach to selecting financial services providers. We believe that the most important criteria to FS Bank’s targeted clients when selecting a bank is their desire to receive exceptional customer service provided by local decision makers. Additionally, when presented with a choice, we believe that many of FS Bank’s targeted clients would prefer to deal with a locally-owned institution headquartered in Lexington, like FS Bank, as opposed to a large, multi-state bank, where many important decisions regarding a client’s financial affairs are made elsewhere.

Challenges. We have had a number of challenges to our continued success over the last three years. These challenges are the result of a number of factors, including the rapid decline in the interest rate environment that began in 2001, increased competition within our market as discussed above and turnover of key management personnel in 2003 and 2004. These factors have combined to result in a lowering of our historically high growth rates for loans and deposits and a decline in profitability from the record level achieved in 2000. See also Item 6. – “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

Our financing structure as a community bank is such that our deposits tend to reprice at a slower pace than do our loans, as our customers typically purchase certificates of deposit for periods of a year or longer. Conversely, our loan portfolio has historically been composed predominately of commercial loans whose interest rates are based on our prime lending rate.

The interest rate environment underwent abrupt changes beginning in 2001, with 12 declines in the prime rate, taking the prime rate from 9.50% in January 2001 to 4.00% by July 2003. The result of the rapid declines in the general interest rate environment has been that our cost of funds declined at a much slower pace than our loan portfolio in the period of 2001 through mid-2004, causing a compression in our net interest income. With the increases in interest rates that began in July 2004, the opposite has been true, that is, our yield on our loan portfolio has increased faster than our cost of deposits and other funding sources. The result is that our net interest income began a strong recovery during 2004, especially in the fourth quarter, and we expect that this recovery will continue for the immediate future as interest rates continue to increase. See also Item 6. – “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

In 2003, we experienced turnover of key personnel in the positions of president, chief financial officer and chief operating officer. In 2004, we experienced turnover in the position of senior lending officer and in other lending officer and branch manager positions. These changes reflect the intense competitive nature of our market and they have affected our ability to attract and retain new customers, thus adding to the slowdown in overall growth. These positions have been filled except for one lending officer position and we look forward to a resumption of our growth in all areas in 2005.

Lending Services. FS Bank offers a full range of lending products, including commercial, real estate and consumer loans to individuals and small to medium sized businesses and professional entities. It competes for these loans with competitors who are well established in the Lexington MSA.

FS Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, officers with a higher lending limit, a committee of FS Bank’s Board of Directors or the Board of Directors will determine whether to approve the loan request.

FS Bank’s lending activities are subject to a variety of lending limits imposed by state and federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to FS Bank. In general, however, at December 31, 2004, FS Bank was able to loan any one borrower a maximum amount equal to approximately $4.3 million plus an additional $2.1 million, or a total of approximately $6.4 million, for loans that meet certain additional collateral guidelines. In addition to these regulatory limits, FS Bank imposes upon itself various internal lending limits based on the type of loan and collateral which are less than the prescribed legal lending limits, thus further reducing its exposure to any single borrower.

The principal economic risk associated with each category of loans that FS Bank expects to make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s assets, clients, suppliers and employees. Many of FS Bank’s commercial loans are made to small-to medium-sized businesses that, during periods of economic weakness, may be more adversely affected than larger enterprises, resulting in increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for loan losses.

FS Bank’s commercial loans vary by purpose and by type of any underlying collateral and include equipment loans and working capital loans. Commercial loans may be unsecured or secured by accounts receivable or by other business assets. FS Bank also makes a variety of commercial real estate loans, residential real estate loans and real estate construction and development loans. FS Bank also makes a variety of loans to individuals for personal, family, investment and household purposes, including secured and unsecured installment and term loans, residential first mortgage loans, home equity loans and home equity lines of credit.

FS Bank also originates residential mortgage loans with the expectation that they will be later sold into the secondary market. FS Bank acquired the assets of First Mortgage Company, Inc. in Lexington, Kentucky in March 2002, and conducted the mortgage banking operations as a department of the bank under the name of “First Security Mortgage Company”. The assets used in this department were sold on September 10, 2004 to a newly formed company owned by Brady Ratliff and Allen Haggard, each former employees of FS Bank who were employed in this department. Thereafter, we implemented a plan to originate residential mortgage loans within our retail branch system, as opposed to separate offices, using our branch and retail staff. We believe that this revised structure will better enable us to take advantage of personal contact with our customers and by so doing, will lead to enhanced opportunities for offering increased products and services to our customers. See Note 17 to the Consolidated Financial Statements included in Item 7 of this report for additional information about our acquisition of First Mortgage Company, Inc.

Investment Securities. In addition to loans, FS Bank has other investments primarily in obligations of the United States government, obligations guaranteed as to principal and interest by the United States government and other securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Asset Liability/Investment Committee and the Board of Directors review the investment portfolio on an ongoing basis in order to ensure that the investments conform to FS Bank’s asset liability management policy as set by the Board of Directors.

Asset and Liability Management. Our Asset Liability/Investment Committee (“ALCO”) is composed of members of the Board of Directors and executive management of FS Bank. The ALCO manages FS Bank’s investments and assets and liabilities and strives to provide a stable, optimized net interest income and margin, adequate liquidity and ultimately a suitable after-tax return on assets and return on equity. The ALCO conducts these management functions within the framework of written policies that FS Bank’s Board of Directors has adopted. The ALCO works to maintain a balancing position between rate sensitive assets and rate sensitive liabilities that is reflective of our expectations for changes in the general interest rate environment.

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

Other Banking Services. Given client demand for increased convenience in accessing banking and investment services, FS Bank also offers other convenience-centered products and services, including 24 hour telephone and Internet banking, debit cards, direct deposit and cash management services for small-to medium-sized businesses. Additionally, FS Bank is associated with a nationwide network of automated teller machines that our clients are able to use throughout Kentucky and other regions. FS Bank does not plan to exercise trust powers, but may do so in the future subject to the approval of the Commonwealth of Kentucky and the Federal Deposit Insurance Corporation (“FDIC”).

FS Bank also offers its targeted commercial clients courier service through a third party which picks up non-cash deposits from the client’s place of business, which also enables us to demonstrate convenience greater than most of the larger regional competitors.

Employees.   At March 1, 2005, FS Bank employed 53 employees of which 41 were full time. FS Bank considers its relationship with all employees to be excellent.

SUPERVISION AND REGULATION

Both First Security and FS Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of First Security’s and FS Bank’s operations. These laws and regulations are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework which apply.

First Security

We are a bank holding company under the federal Bank Holding Company Act of 1956. As a result, we are subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

Acquisition of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

o	Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

o	Acquiring all or substantially all of the assets of any bank; or

o	Merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would substantially lessen competition or otherwise function as a restraint of trade, or result in or tend to create a monopoly, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned, the convenience and needs of the communities to be served and the applicant’s record of compliance with anti-money laundering regulations. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

With the required regulatory approvals, we, or any other bank holding company located in Kentucky, may purchase a bank located outside of Kentucky. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Kentucky may purchase a bank located inside Kentucky. In each case, however, state law restrictions may be placed on the acquisition of a bank based on the existence of reciprocal state law in and based on limitations in specified concentrations of deposits.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Federal Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

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

Permitted Activities. The Gramm-Leach-Bliley Act of 1999 amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. Generally, if we qualify and elect to become a financial holding company, which is described below, we may engage in activities that are:

o	Financial in nature;

o	Incidental to a financial activity; or

o	Complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

The Gramm-Leach-Bliley Act expressly lists the following activities as financial in nature:

o	Lending, trust and other banking activities;Incidental to a financial activity; or

o	Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

o	Providing financial, investment, or advisory services;

o	Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

o	Underwriting, dealing in or making a market in securities;

o	Activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident to banking or managing or controlling banks;

o	Activities permitted outside of the United States that the Federal Reserve has determined to be usual in connection with banking or other financial operations abroad; controlling banks;

o	Merchant banking through securities or insurance affiliates; and controlling banks;

o	Insurance company portfolio investments. controlling banks;

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

To qualify to become a financial holding company, any of our depository institution subsidiaries must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we do not have any immediate plans to file an election with the Federal Reserve to become a financial holding company, one of the primary reasons we selected the holding company structure was to have increased flexibility. Accordingly, if deemed appropriate, we may seek to become a financial holding company in the future.

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

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

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

FS Bank

FS Bank is a state bank chartered under the banking laws of the Commonwealth of Kentucky. As a result, it is subject to the supervision, examination and reporting requirements of both the Kentucky Department of Financial Institutions (“KDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). KDFI and the FDIC regularly examine FS Bank’s operations and have the authority to approve or disapprove mergers, act on the establishment of branches and similar corporate actions. KDFI and the FDIC also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, FS Bank’s deposits are insured by the FDIC to the maximum extent provided by law. FS Bank also is subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

Branching. With prior regulatory approval and/or notices, as applicable, Kentucky law permits banks based in the state to either establish new or acquire existing branch offices throughout Kentucky. FS Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable state’s laws. Kentucky law (with limited exceptions) currently permits branching across state lines either through interstate merger or branch acquisition. Kentucky law does not currently permit an out-of-state bank to branch into Kentucky short of an interstate merger.

FDIC Insurance. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described below, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Capital Adequacy

Both First Security and FS Bank are required to comply with the capital adequacy standards established by the Federal Reserve in our case, and the FDIC, in the case of FS Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. FS Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2004, our ratio of total capital to risk-weighted assets was 13.8% and our ratio of Tier 1 capital to risk-weighted assets was 12.9%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines have a dual structure for (i) bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk, and (ii) all other bank holding companies, which are typically smaller. We are subject to the latter, under which we are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 10.8%. The guidelines also provide that bank holding companies experiencing high internal growth, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities. See also the discussion of Financial Condition and Capital Resources in Item 6 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FS Bank experienced significant growth during our first five years of operations, from 1997 to 2001. While we experienced limited growth and some declines in measurements in 2003 and 2004, we plan to emphasize growth in 2005. If our growth rate returns to levels we experienced in 1997 through 2001, our assets will grow faster than our capital and our capital ratios will decline. In order to maintain capital at FS Bank at appropriate levels, we may be required to incur borrowings or issue additional equity securities. To prepare for potential growth, and to enable FS Bank to increase its lending limits, we borrowed $5 million and infused it into FS Bank on December 30, 2003. Although no regulatory consent was required for the borrowing and subsequent capital infusion, as a matter of courtesy, the matter was fully discussed with the regulatory agencies prior to its adoption.

In 2004, FS Bank paid a dividend of $2 million to First Security, which was used to reduce the debt to its present balance of $3 million. This dividend was paid from accumulated retained earnings and while it did reduce the regulatory capital ratios as discussed above, it did not reduce our legal lending limit, which is determined generally using the balances of capital stock and additional paid in capital only. No regulatory approval was required for the payment of this dividend, as the amount was less than the statutory and regulatory limitations, as discussed below.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2004, we believe FS Bank would be considered “well capitalized” by its primary regulator.

Payment of Dividends

We are a legal entity separate and distinct from FS Bank. The principal sources of our cash flow, including cash flow to repay our loan and to pay dividends to our shareholders, are dividends that FS Bank pays to us as its sole shareholder. Statutory and regulatory limitations apply to FS Bank’s payment of dividends to us as well as to our payment of dividends to our shareholders.

In connection with our December 30, 2003 borrowing, we entered into a credit agreement that provides, among other things, an additional $1 million that can be used for capital infusion into FS Bank, which we do not expect to utilize. The credit agreement also prohibits the payment of dividends on our common shares until that debt is retired. In December 2004, we modified the credit agreement to reflect the $2 million principal reduction and reduced the amount available on the loan to $4 million through December 30, 2005 and $3 million thereafter to the maturity date of December 31, 2006. Since the loan has already been paid down to the $3 million amount, there are therefore, no further principal reductions required until its maturity. See also the Notes to Consolidated Financial Statements.

The payment of dividends by us and FS Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of KDFI or the FDIC, FS Bank was engaged in or about to engage in an unsafe or unsound practice, they could require, after notice and a hearing, that FS Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “Prompt Corrective Action” above.

Restrictions on Transactions with Affiliates

Transactions between First Security and FS Bank are subject to Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

o	A bank's loans or extensions of credit to affiliates;

o	A bank's investment in affiliates;

o	Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

o	The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

o	A bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above extensions of credit transactions must also meet specified collateral requirements. FS Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

The Sarbanes-Oxley Act of 2002 further restricts First Security from extending or making arrangements for the extension of credit to any of its directors or executive officers.

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

Privacy

Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. FS Bank has established a privacy policy to ensure compliance with federal requirements.

Other Consumer Laws and Regulations

Interest and other charges collected or contracted for by FS Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act of 2003 (formerly the Soldiers’ and Sailors’ Civil Relief Act of 1940) a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military. FS Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

o	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

o	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

o	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

o	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

o	Fair and Accurate Credit Transactions Act of 2004, governing the use of provision of customer information to credit reporting agencies, responding to complaints of inaccurate information contained in a customer’s credit bureau database, providing for procedures to deal with fraud and identity theft and using medical information as a basis in a decision to grant credit;

o	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

o	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

FS Bank’s deposit operations are subject to the:

o	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

o	Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Anti-Terrorism Legislation

On October 26, 2001, the President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.

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

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. As an example, the Fair and Accurate Credit Transactions Act of 2004 noted above contains a number of components for which there are presently no related regulations. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the Federal Reserve’s statutory power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve, through its monetary and fiscal policies, affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

(The balance of this page is intentionally left blank)

ITEM 2.    DESCRIPTION OF PROPERTIES

First Security Bancorp’s principal offices are located at 318 East Main Street in Lexington, Kentucky in Fayette County. FS Bank owns this property.

In addition to its main office facility, FS Bank has three branch banking offices in Lexington, Kentucky, located at 3750 Palomar Centre Drive, 3616 Walden Drive and 2100 Southview Drive. FS Bank leases the land for its Palomar branch office from a related party and leases land for its Walden Drive branch office from an unrelated party. FS Bank leases the Southview Drive branch office from an unrelated party.

The Palomar Centre lease has an initial term extending until May 2021, and we have the option to extend the lease for an additional 20 year term. Rent under this lease is $69,600 annually until May 2005, with bi-annual adjustments of $2,400 until the end of the lease.

The Walden Drive lease has an initial term of five years, and we have the option to extend the lease for five additional five year terms. The annual rent is currently $61,700 and ranges up to $109,515 in the last of the lease extension periods.

The Southview Drive lease has a term extending until 2007, at which time we have the option to extend the lease for two additional five year terms. Annual rent is currently $51,093, and is subject to increases in any lease extension period based upon increases in the consumer price index.

As to all leased properties, in the opinion of management, the properties are adequately covered by insurance.

We also invest in real estate mortgage loans as a part of our banking business, in the form of making such loans and in the form of investments made in pooled real estate mortgage loans issued by various government sponsored entities such as the Federal National Mortgage Association (FNMA).

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

(The balance of this page is intentionally left blank)

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                  SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Since inception in May 2000, First Security’s common stock has been traded on the OTC Bulletin Board under the symbol “FSLK”. The following table shows the high and low bid price information for First Security Bancorp’s common stock for each quarter in 2004 and 2003, as derived from data furnished by the National Association of Securities Dealers. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Price Per Share
		High	Low
2004
	First quarter	$18.00	$15.90
	Second quarter	18.00	17.00
	Third quarter	17.50	17.00
	Fourth quarter	17.75	16.75
2003
	First quarter	$21.00	$16.25
	Second quarter	21.00	17.05
	Third quarter	18.50	17.00
	Fourth quarter	17.00	14.75

Trading volume is considered very light as the stock is thinly traded, as that term is generally used.

As of March 1, 2005, First Security had 526 owners of record of its shares.

First Security has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until FS Bank has achieved a level of profitability appropriate to fund such dividends and support asset growth and until First Security extinguishes its debt. See Item 1. “Description of Business — Supervision and Regulation — Payment of Dividends” and Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on dividend restrictions applicable to First Security, including the prohibition on payment of dividends under the loan First Security obtained on December 30, 2003.

Equity Plan Compensation Information

The following table provides information as of December 31, 2004 with respect to our compensation plans under which equity securities of the Company are authorized for issuance:

Plan category	(a) Number of securities issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans
approved by shareholders (1)	119,650	$18.23	66,350
Equity compensation plans not
approved by shareholders (2)	20,000	$14.00	--

Totals	139,650	$17.62	66,350

(1)	Reflects shares of our common stock subject to options and available for issuance under the Company’s Stock Award Plan.

(2)

Reflects options granted under the Executive Employment Agreement we entered into with R. Douglas Hutcherson when he joined First Security and FS Bank as our President and CEO effective December 1, 2003. The options vest 4,000 per year commencing September 15, 2004, and have an expiration date of December 1, 2013.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of our financial condition at December 31, 2004 and 2003, and our results of operations for the years ended December 31, 2004, 2003 and 2002. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the Consolidated Financial Statements. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included elsewhere herein.

Selected Consolidated Financial Data

The following table sets forth selected historical financial information for 2004, 2003 and 2002. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes found in Item 7 herein. Factors concerning the comparability of certain indicated periods are discussed in this section.

                                                    2004            2003            2002
                                                -------------    -----------     -----------
Income Statement Data:
     Interest income                                $ 10,738        $ 11,402        $ 13,136
     Interest expense                                  4,411           5,471           6,950
     Net interest income                               6,327           5,931           6,186
     Provision for loan losses                           297             669           1,475
     Securities gains                                    318             694             660
     Gain on sale of loans                               332           1,067             511
     Loss on disposal of premises and fixed assets         -               -              (1)
     Other noninterest income                            847           1,005             929

     Noninterest expense                               6,538           7,282           5,442
     Income tax expense                                  305             126             322
     Net income                                          684             620           1,049

Balance Sheet Data:
     Total assets                                    217,434         238,258         231,086
     Total securities                                 38,748          38,624          43,046
     Loans held for sale                                   -             407           3,390
     Total loans, net of allowance                   150,856         158,733         164,999
     Allowance for loan losses                         1,720           2,379           2,457
     Total deposits                                  178,862         190,640         188,955
     Repurchase agreements and other short-term
          borrowings                                   5,857           8,874           8,211
     FHLB advances                                     8,246          12,512          14,517
     Note payable                                      3,000           5,000               -
     Shareholders' Equity                             20,608          20,112          18,464

Per Share Data:
     Basic earnings per share                         $ 0.44          $ 0.42          $ 0.72
     Diluted earnings per share                         0.44            0.41            0.69
     Book value per share                              13.22           12.90           12.68

Performance Ratios:
     Return on average assets                          0.31%           0.27%           0.47%
     Return on average equity                          3.37%           3.22%           5.86%
     Net interest margin (tax equivalent basis)        3.05%           2.84%           3.11%
     Efficiency ratio                                     84             84               66

Asset qualty ratios:
     Nonperforming assets to total loans               2.02%           2.44%           3.75%
     Net loan charge-offs to average loans             0.60%           0.46%           0.34%
     Allowance for loan losses to total loans          1.13%           1.48%           1.47%

Capital ratios:
     Average shareholders' equity to average total assets
                                                       9.16%           8.36%           8.05%
     Leverage ratio                                    9.78%           8.67%           7.90%
     Tier I risk-based capital ratio                  11.62%          10.85%           9.80%
     Total risk-based ratio                           12.59%          12.10%          11.00%

Other Key Data:
     End-of-period full-time equivalent employees         49              62              57

Overview

General. Startup banks typically have unusually high levels of growth for the first three to four years of operation, as the new entity seeks to capture market share. Thereafter, growth slows as the institution matures and reaches a growth rate that is more reflective of the market as a whole. FS Bank experienced rapid growth of its total assets for its first four full years of operation, from late 1997 through the end of 2001. As FS Bank began to mature in 2002, growth of total assets slowed. For the two years ended December 31, 2003, annualized growth in totals assets declined to 8.5% per year. For 2004, total assets declined by 8.7%. The following table highlights growth since 2001:

	2004	2003	2002	2001
Total assets	$217,434	$238,258	$ 231,086	$202,270
Net loans (1)	150,856	159,140	168,389	150,884
Total earning assets	203,978	223,729	216,246	188,129
Total deposits	178,862	190,640	188,955	168,744
Net interest income	6,327	5,931	6,186	4,568
Net income	684	620	1,049	1,022
Growth rates
Total assets	-8.7%	3.1%	14.2%	50.4%
Net loans (1)	-5.2%	-5.5%	11.6%	42.5%
Total earning assets	-8.8%	3.5%	14.9%	51.5%
Total deposits	-6.2%	.9%	12.0%	46.0%
Net interest income	6.7%	-4.1%	35.4%	18.8%
Net income	10.3%	-40.9%	2.6%	-3.3%

(1)     Includes loans held for sale and reduced by the allowance for loan losses.

The growth has been supported by both new equity capital and earnings. The initial capitalization for FS Bank in 1997 was $10 million. Thereafter, $6.3 million in additional equity capital was raised through a 2000 second offering, which continued into 2001, when an additional $628,000 was received. In 2003, $1,082,000 was received from the exercise of warrants issued to certain organizers at the time FS Bank was organized and from the exercise of stock options granted to employees and directors. There were no additional shares issued in 2004.

Growth has also been supported by earnings, although to a lesser extent, as FS Bank sustained net losses for 1997 and 1998 in the aggregate amount of $1,515,000. As a de novo bank, the net losses during the first two years of operation were anticipated. We have operated profitably since 1998, accumulating retained earnings of $2,736,000 at December 31, 2004. No dividends have been paid on our common stock, as all earnings have been retained to support growth.

Financial Condition. Between June 2002 and June 2004, the growth of total deposits in our market area was approximately 9% per year according to data released by the FDIC comparing total deposits as of June 30, 2004, 2003 and 2002. Total deposits of FS Bank increased by slightly less than 1% in 2003, and declined by 6.5% in 2004.

Since growth in deposits is utilized to fund growth in loans, and since loans declined during 2003 and 2004, this lower growth in total deposits in 2003 and the decline of deposits in 2004 reflects the reduction in the need for funding sources. The decline in loans in both 2003 and 2004 is attributable to the increased competitive environment and turnover of key management personnel, particularly lending officers, as discussed further below.

Since June 30, 2002, three banks entered the local market. These startup banks are targeting the same customer segments as FS Bank and are, at times, offering interest rates that are below market on loans and in excess of market for deposits. This increased competitive environment has resulted in some loss of both loans and deposits and has caused us to become more aggressive in establishing interest rates for both loans and deposits in order to lessen the loss of our loan and deposit volumes.

In 2003, we experienced turnover of key personnel in the positions of president, chief financial officer and chief operating officer. In 2004, we experienced turnover in the position of senior lending officer and in other lending officer and branch manager positions. These changes reflect the intense competitive nature of our market and they have affected our ability to attract and retain new customers, thus adding to the slowdown in overall growth of loans in 2003 and to the decline in loans in 2004. The vacancies created in these key positions adversely impacted the ability of FS Bank to maintain its momentum in implementing its strategic and tactical plans in both 2003 and 2004. As of the date of this report, all positions have been filled, with the exception of one lending position, and we are actively seeking an individual to fill that role. The existence of unfilled positions, especially in the lending area, may have an impact on the ability of FS Bank to meet its goals for loan growth in 2005.

During both 2003 and 2004, FS Bank sought to increase the proportion of its variable rate loans in its loan portfolio so as to take advantage of the widely anticipated increases in the prime lending rate. The proportion of variable rate loans to total loans was increased from 39.2% at December 31, 2002 to 56.8% at December 31, 2003 and to 67.1% at December 31, 2004.

During 2004, FS Bank implemented a funding strategy designed to reduce interest costs composed of the following elements:

o	Reduce the balances of certificates of deposit through more aggressive control of pricing, which also resulted in reductions in the balances of federal funds sold in excess of our liquidity needs. This plan element enhanced net interest income, as the rates customarily paid on certificates of deposit for most maturities are higher than the rates earned on federal funds sold.

o

Reduce our dependency on certificates of deposit as the primary funding source by obtaining a larger proportion of deposits in the form of money market accounts. The reasons for this plan element are three-fold:

i)

In the historically low interest rate environment of 2004, customers sought to maximize the interest rate they earned on certificates of deposit by extending terms. This had the effect of compressing net interest income, margins and spreads because of the higher interest rates and associated interest expense.

ii)

In mid-2004, we significantly enhanced the interest rates paid on money market accounts so as to further reduce both our dependency on certificates of deposit and the interest cost to FS Bank, as the cost of money market accounts is substantially lower than the cost of certificates of deposit.

iii)	The shifting of deposits from fixed rate term certificates of deposits to variable rate immediately repriceable money market accounts better matches the loan portfolio in repricing relationships.

These strategies resulted in a substantial improvement in net interest income as more fully discussed below in Results of Operations.

At year end 2004, the financial condition of FS Bank and First Security was strong, as presented in the following table:

Indicator	FS Bank	First Security
Equity Capital to Total Assets	10.4%	9.5%
Total Risk Based Capital to Risk-
weighted Assets	13.8%	12.6%
Cash Equivalents to Total Assets	10.5%	10.5%
Investments to Total Assets	15.5%	15.5%
Loans (net) to Total Deposits	84.1%	84.3%

As is shown above, FS Bank and First Security are well capitalized, and FS Bank is positioned with a strong level of liquid assets which enable it to fund loan growth in 2005, with approximately 26% of its total asset base available for redeployment as needed.

Results of Operations. First Security’s net interest income increased from $5.9 million in 2003 to $6.3 million in 2004, for an increase of $.4 million, or 6.7%. This increase was a result of several factors, including more effective management of the funding of deposits and other sources of liquidity, coupled with increases in loan yields that resulted from increases in the prime rate that occurred during the last six months of the year. This increase in net interest income was achieved even though the average balance of interest-bearing assets and liabilities was moderately lower in 2004 than in 2003.

In 2003, our net interest income declined from $6.2 million in 2002 to $5.9 million. This was a result of several factors, including lower yields on federal funds sold, loans and investments not entirely offset by lower yields on interest bearing liabilities. The decline of interest income from loans and investments was $1.0 million and $.8 million, respectively, reflecting lower yields, while interest expense declined by $1.5 million, for a net decline in net interest income of $257,000, measured without regard to tax-equivalent adjustments.

For 2004, First Security recorded a provision for loan losses in the amount of $297,000, as compared to $669,000 for 2003 and $1,472,000 in 2002. Net loans charged off were $956,000 in 2004, as compared to $749,000 in 2003 and $551,000 in 2002. The majority of charge offs in 2004 relate to loans to a troubled franchise operator which first became problem loans and were significantly reserved for in 2002, while the majority of charge offs in 2003 relate to a small manufacturer.

Noninterest income declined from $2.8 million in 2003 to $1.5 million in 2004. Much of the decline was due to mortgage loan originations and sales during 2004, which contributed $332,000 in gains during the year, as compared to $1.1 million in 2003. In 2003, noninterest income increased from $2.1 million to $2.8 million, attributable to increases in mortgage loan originations and gains on sales, which increased from $511,000 in 2002, to $1.1 million in 2003. First Security also recorded $318,000 in gains on the sales of securities available-for-sale in 2004 as compared to $694,000 in 2003 and $660,000 in 2002.

Noninterest expense decreased approximately $744,000 in 2004. Noninterest expense is composed of salaries and employee benefits, equipment and occupancy expenses and other operating expenses. Of this total decrease, approximately $333,000 related to the sale of certain assets and reduction of staff previously associated with the mortgage company department. The balance of the decrease was in the amount of $411,000 and is primarily attributable to a decrease of $241,000 in legal and professional fees. Noninterest expenses increased from $5.4 million in 2002 to $7.3 million in 2003, primarily as a result of the purchase of the mortgage loan origination business, which was acquired in 2002.

First Security decreased its number of full-time equivalent employees from 62.0 December 31, 2003 to 49.5 at December 31, 2004. The majority of the decrease is attributable to the sale of assets used in the mortgage loan origination department and its associated reduction in staff. During 2004, we experienced an overall decrease in compensation and employee benefit expense of approximately $475,000. Of this decrease, approximately $295,000 related to the mortgage loan origination department.

Capital and Liquidity. On December 30, 2003, First Security borrowed $5 million from a commercial bank and infused the proceeds as additional equity capital into FS Bank. The note is structured as a reducing revolving loan, bears interest at a rate of prime less ..25% and will mature on December 31, 2006. In response to a lack of growth in loans as anticipated in 2004, FS Bank paid a dividend of $2 million to First Security, which in turn applied this amount to the note, bringing its balance to $3 million at December 31, 2004.

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

Management believes the allowance for loan losses at December 31, 2004 was adequate. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

Results of Operations

For 2004, we experienced a decline in our loans and a slowing in the growth in other earning assets and deposits. We also experienced decreased operating expenses. These factors combined to result in an increase in net income. Net income for the year ended December 31, 2004 was $684,000, as compared to $620,000 for 2003 and $1,049,000 in 2002. The following is a more detailed discussion of results of our operations for the years ended December 31, 2004 and 2003.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our earnings. For the year ended December 31, 2004, we recorded net interest income of $6,327,000 which resulted in a tax-equivalent net interest margin of 3.05% for the year, as compared to $5,931,000 and 2.84% for 2003 and $6,186,000 and 3.11% for 2002, respectively.

In 2003 and 2004, there were significant factors affected the changes in net interest margin and net interest income. In 2003, a substantial amount of fixed rate loans were repaid or renegotiated at lower rates as the prime rate declined in June 2003. At the same time, we sold a substantial amount of available-for-sale securities at gains, which indicates that the yields were above market, and reinvested at lower rates. Loan balances were only slightly lower. In 2004, the prime rate increased by 125 basis points between July and December. These interest rate increases had a positive impact on our net interest income for 2004, as a significant portion of our loan portfolio is composed of adjustable rate loans tied primarily to our prime lending rate which increased in lock-step with the increases in the federal funds rate.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for each of the years in the three-year period ended December 31, 2004 (dollars in thousands):

	2004			2003			2002

	Average Balances	Interest	Yields/ Rates	Average Balances	Interest	Yields/ Rates	Average Balances	Interest	Yields/ Rates
Interest-earning assets:
Loans (1, 2)	$159,718	$9,180	5.75%	$164,520	$10,081	6.13%	$161,514	$11,102	6.87%
Securities available-for-sale:
Taxable	38,355	1,416	3.72%	30,320	842	2.78%	31,813	1,333	4.20%
Tax exempt (3)	1,169	61	5.02%	9,858	574	5.83%	14,693	1,011	6.88%
Federal funds sold and other	9,201	102	1.00%	10,974	100	0.91%	1,748	32	1.83%

Total interest-earning assets	208,443	10,759	5.14%	215,672	11,597	5.38%	209,768	13,478	6.43%
Nonearning assets	13,074			14,552			12,637

Total assets	$221,517			$230,224			$222,405

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$19,635	$126	0.64%	$18,894	$136	0.72%	$20,926	$282	1.35%
Savings and money
market	27,606	393	1.39%	22,599	230	1.02%	21,455	412	1.92%
Certificates of deposit	106,552	3,181	2.97%	124,891	4,509	3.61%	125,897	5,718	4.54%

Total interest-bearing deposits	153,793	3,701	2.39%	166,384	4,875	2.93%	168,278	6,412	3.81%
Securities sold under
agreements to repurchase	7,483	51	0.67%	4,625	38	0.82%	6,765	91	1.35%
Federal funds purchased	607	15	2.30%	224	1	1.15%	2,415	47	1.95%
Federal Home Loan Bank
advances	10,126	431	4.25%	13,552	557	4.11%	10,060	400	3.98%
Note Payable	5,000	213	4.26%	--	--		--	--	--

Total interest-bearing liabilities	177,010	4,411	2.48%	184,785	5,471	2.96%	187,518	6,950	3.71%

Noninterest-bearing liabilities:
Demand deposits	23,162			22,617			15,930
Other liabilities	1,053			3,575			1,053

Total liabilities	201,225			210,977			204,501
Stockholders' equity	20,293			19,247			17,904

Total liabilities and
stockholders' equity	$221,517			$230,224			$222,405

Net interest income - tax equivalent		$6,348			$6,126			$6,528
Adjustment for tax-equivalent income		(21)			(195)			(342)

Net interest income as reported		$6,327			$5,931			6,186

Net interest spread (4)		2.66%			2.42%			2.72%
Net interest margin (5)		3.05%			2.84%			3.11%

(1)	Average balances for nonperforming loans are included in the above amounts.
(2)	Loan fees included in interest income were $479,000, $575,000 and $816,000 in 2004, 2003 and 2002, respectively.
(3)	We computed yields based on the carrying value of tax exempt instruments on a fully tax equivalent basis.
(4)	Net interest spread is calculated as the mathematical difference between the yield on total interest-earning assets and the cost of total interest-bearing liabilities.
(5)	Net interest margin is calculated as the net interest income – tax equivalent divided into the total interest-earning assets.

Several factors contributed to the increase in net interest income and net interest margin for 2004 when compared to the same period in 2003, including the following:

o	Our cost of funding for interest-bearing liabilities declined 48 basis points from 2.96% in 2003 to 2.48% in 2004. Several factors contributed to this decline:

o

There were a moderate number and amount of certificates of deposit that were issued in 1999 and 2000 for periods as long as five years and issued at rates as high as 7% that were redeemed or renewed in 2004 at much lower interest rates.

o

In July 2004, FS Bank implemented an enhanced money market pricing structure that was designed to reduce the proportion of certificates of deposit to total funding sources. Since money market interest rates were well below the average rate paid on certificates of deposit, the effect was to reduce the average cost of deposits.

o

At various times in the last seven months of 2004, FS Bank utilized federal funds borrowing lines at other commercial banks. During 2004, the borrowing rate on these lines was in a range of 1.23% to 2.19%. Since these rates were well below the average rate paid on certificates of deposit, the effect was to reduce the average cost of funding

o	Our loan yields, including fees, declined from 6.13% for 2003 to 5.75% for 2004, a decline of 38 basis points. The primary reasons for this year to year decline are:

o

During the first six months of 2004, a substantial amount of older fixed rate loans matured, were paid off or were renegotiated to lower interest rates. In addition, as discussed elsewhere herein, we continued in our efforts to increase the proportion of variable rate loans in the loan portfolio in anticipation of interest rate increases, even though variable rate loans generally have lower yields than fixed rate loans, which are typically made for longer terms.

o	Fees charged on loans and included in the calculation of yields declined from $575,000 in 2003 to $479,000 in 2004.

o

Offsetting the above factors were the increases in FS Bank’s prime lending rate during 2004, from 4.00% at June 30, 2004 to 5.25% at December 31, 2004. These increases, coupled with our efforts to increase the proportion of variable rate loans in the loan portfolio resulted in an increase in the overall interest yields (excluding fees) as shown below, as measured as of December 31 of the year indicated:

	2004		2003

	Amount	Yield	Amount	Yield
Fixed Rate	$ 50,228	6.64%	$ 69,681	6.94%
Variable Rate	102,348	5.33%	91,431	4.44%

Total	$152,576	5.76%	$161,112	5.52%

o

Our interest income on investment securities increased during 2004 as a result of both increases in average balances and increases in yields. During 2004, as in 2003 and 2002, we sold a substantial portion of our securities at gains and reinvested at higher rates.

Several factors contributed to the decline in net interest income and net interest margin for 2003 when compared to the same period in 2002, including the following:

o	Our loan yields decreased from 6.87% for 2002 to 6.13% for 2003, a decrease of 74 basis points. Several factors contributed to this decrease:

o

As of December 31, 2002, approximately 60% of our loans, aggregating approximately $100 million were on fixed rates with various maturities on or after January 1, 2003. During 2003, a substantial amount of these loans were renewed or renegotiated to a floating interest rate structure. As of December 31, 2003, our fixed rate loans had declined by approximately $30.3 million to $69.7 million. These fixed rate loans had a weighted yield of approximately 7.22% at December 31, 2002, as compared to 6.94% as of December 31, 2003.

o

FS Bank’s prime lending rate for the period from January 1, 2003 through June 27, 2003 was 4.25% and then was reduced to 4.00% for the period from June 25, 2003 to December 31, 2003. This compares to a consistent 4.75% for the period of January 1, 2002 through November 7, 2002 and 4.25% for the period of November 8, 2002 through December 31, 2002. As of December 31, 2002, approximately 40% of our loans, aggregating approximately $66 million, were on floating rates tied to FS Bank’s prime lending rate. During 2003, these loans increased by approximately $25 million to $91.4 million. The yield on these loans declined from 4.47% at December 31, 2002 to 4.44% at December 31, 2003.

o

During 2003 and 2002, we sold a substantial amount of our available-for-sale securities, recognizing gains of $694,000 and $660,000, respectively. These gains were attributable to yields on the securities being higher than existed in the market at the time of sale. The proceeds from these sales were reinvested into lower yielding securities.

o

Although deposit rates decreased between the two periods, those rates decreased at a slower pace than rates for loans, as deposit rates typically adjust more slowly than loan yields during a period of declining interest rates due to the term of the deposit accounts and due to competitive market pressures. Thus, deposit funding costs typically do not decrease as quickly as do revenues from interest income on earning assets. Additionally, during 2003, overall deposit rates were less than those rates for the comparable period in 2002. In some cases, rates for 2003 have decreased to such levels that further decreases in deposit rates approach what we term “embedded floors” or rates that are not reasonable or practical to go below, such that further decreases in deposit rates could place us in a competitive disadvantage as customers seek higher returns on their balances.

o

During 2002, we borrowed $13.2 million in medium term (2 – 5 year) fixed rate advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) at a weighted average cost of 3.70%. These advances generally have prepayment penalties. Not all of these borrowings were match funded with loans having similarly structured prepayment penalties. Thus, in some cases, as our lending rates declined, we adjusted the interest rates downward on those loans that were funded with the advances without a corresponding decrease in the cost of the FHLB advances.

Rate and Volume Analysis. As noted above, our net interest income increased by $222,000 on a tax-equivalent basis between the years ended December 31, 2004 and 2003. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	2004 Compared to 2003			2003 Compared to 2002
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$(613)	$(288)	$(901)	$(1,226)	$203	$(1,023)
Securities available-for-sale
Taxable	318	256	574	(437)	(60)	(497)
Tax exempt	(54)	(459)	(513)	(137)	(298)	(435)
Federal funds sold and other	20	(18)	2	(22)	96	74

Total interest-earning assets	(329)	(509)	(838)	(1,822)	(59)	(1,881)

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	(15)	5	(10)	(121)	(25)	(146)
Savings and money market	106	58	164	(203)	20	(183)
Certificates of Deposit	(719)	(609)	(1,328)	(1,164)	(45)	(1,209)

Total interest-bearing deposits	(628)	(546)	(1,174)	(1,488)	(50)	(1,538)
Securities sold under agreements
to repurchase	(7)	20	13	(27)	(24)	(51)
Federal funds purchased	10	4	14	(21)	(24)	(46)
Note payable	--	213	213	--	--	--
Federal Home Loan Bank
advances	19	(145)	(126)	14	143	157

Total interest-bearing liabilities	(606)	(454)	(1,060)	(1,523)	45	(1,478)

Net interest income	$277	$(55)	$222	$(299)	$(104)	$(403)

Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate, while rate change is change in rate times the previous volume. The change attributed to rates and volumes (change in rate times change in volume) is allocated between volume change and rate change at the ratio of how much each component bears to the absolute value of their total.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses (“ALL”) that, in our management’s evaluation, should be adequate to provide coverage for probable and incurred loss on outstanding loans. The provision for loan losses amounted to $297,000, $669,000 and $1,472,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Based upon our management’s evaluation of the loan portfolio, our management believes the allowance for loan losses to be adequate to absorb our estimate of probable and incurred losses existing in the loan portfolio at the balance sheet date. The decrease in the provision for loan losses for the year ended December 31, 2004 when compared to the year ended December 31, 2003, and the decrease in the provision for loan losses for the year ended December 31, 2003 as compared to the year ended December 31, 2002 were primarily due to the following factors:

o

In 2002, management made a concerted effort to improve the quality of the loan portfolio by adopting a revised loan policy coupled with revised and more stringent underwriting guidelines. Based on management’s evaluation, this resulted in a substantial improvement in the overall credit quality of new loans added to the portfolio in 2003 and 2004.

o

In 2003 and 2004, management continued to critically evaluate the loan portfolio following the methodology implemented in late 2002. The previous recognition of provision expense in 2002 and 2003, coupled with new loans that were of substantially higher credit quality, based on management’s evaluation, resulted in lowered provisions expense in both 2003 and 2004.

o	In 2004, management continued its efforts to collect or eliminate poor quality loans extended in prior years.

Based upon our management’s assessment of the loan portfolio, we adjust our ALL to an amount deemed appropriate to adequately cover probable and incurred losses in the loan portfolio. While our policies and procedures used to estimate the ALL, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by FS Bank’s regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our ALL and, thus, the resulting provision for loan losses.

Noninterest Income. FS Bank’s noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods. Service charges on deposit accounts and other noninterest income generally reflect FS Bank’s growth, while fees from the origination of commercial and mortgage loans will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on sales of loans and gains on sales of investment securities may also vary widely from period to period.

The following is the makeup of our noninterest income for the years ended December 31, 2004 and 2003 (dollars in thousands):

			Change

	2004	2003	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$624	$711	$(87)	(12.2%)
Net gains on sales of loans	332	1,067	(735)	(68.8%)
Net gains on sales of securities	318	694	(376)	(54.1%)
Other noninterest income	223	294	(71)	(23.8%)

Total	$1,497	$2,766	$(1,269)	(50.2%)

The decline in service charge income for 2004 was primarily due to lower returned check fees for business accounts, which declined by $58,000, and general activity and service charges, which declined by $11,000. Other service charges and fees increased by $14,000.

Net gains on sales of loans includes income from origination fees and points on residential loans made with the expectation that they will be later sold into the secondary market, and from service release fees received on these loans from the purchasers. All loans are sold whereby servicing rights transfer to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment. In 2004, net gains on sales of loans declined as a result of two factors:

o

During 2003, a refinancing “boom” existed in the United States, evidenced by record numbers of borrowers refinancing their home loans in order to take advantage of the historically low long term interest rates. That boom slowed during the fourth quarter of 2003, and remained so throughout 2004. This slowdown affected FS Bank in its mortgage lending and sales of loans into the secondary market, as shown in the above table.

o

On September 10, 2004, FS Bank sold certain assets it used in its mortgage loan origination department efforts to First Mortgage Company, LLC, an entity formed by Brady Ratliff and Allen Haggard, who were employed by FS Bank in its mortgage loan department. That sale resulted in no gains on sales of loans being recognized in the fourth quarter of 2004, although FS Bank retained the ability to originate and sell secondary market residential loans and in 2005, hired staff to perform this function.

Also included in noninterest income for the year ended December 31, 2004 were net gains of approximately $318,000 realized from the sale of approximately $11.1 million of available-for-sale securities. This compares to net gains of approximately $694,000 realized from the sale of approximately $11.6 million of available-for-sale securities in 2003. The decline in net gains from sales of securities is the result of the rising interest rate environment, which erodes the value of longer term fixed rate investments, and a lesser amount of securities being sold in 2004.

The following is the makeup of our noninterest income for the years ended December 31, 2003 and 2002 (dollars in thousands):

			Change

	2003	2002	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$711	$788	$(77)	-9.	8%
Net gains on sales of loans	1,067	511	556	108.8%
Net gains on sales of securities	694	660	34	5.	2%
Other noninterest income	294	140	154)	110.0%

Total	$2,766	$2,099	$667	31.8%

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

Also included in noninterest income for the year ended December 31, 2003 were net gains of approximately $694,000 realized from the sale of approximately $11.6 million of available-for-sale securities. This compares to net gains of approximately $660,000 realized from the sale of approximately $46.2 million of available-for-sale securities in 2002.

(The balance of this page is intentionally left blank)

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the years ended December 31, 2004 and 2003 (dollars in thousands):

			Change

	2004	2003	Amount	Percent
Noninterest expense
Salaries and employee benefits	$3,024	$3,499	$(475)	(7.4%)
Equipment and occupancy	1,137	1,161	(24)	(2.1%)
Data processing	547	505	42	8.3%
Legal and professional fees	422	657	(235)	(35.8%)
Advertising	209	209	--	--
Bankshares tax	176	177	(1)	(0.6%)
Supplies and printing	69	125	(56)	(44.8%)
Loss on sales of foreclosed assets	--	72	(72)	n/a
Loss on write off of intangibles	100	--	100	n/a
Amortization of intangibles	10	14	(4)	(28.6%)
Other noninterest expense	844	863	(19)	(2.2%)

Total	$6,538	$7,282	$(744)	(10.2%)

Total noninterest expenses declined in 2004 in the amount of $744,000 composed primarily of declines in salaries and employee benefits and legal and professional fees. All other expenses declined by an aggregate amount of $34,000. The changes in total noninterest expenses were due primarily to the following factors:

o

Salaries and employee benefits declined by $295,000 as a result of the sale of certain assets used in the mortgage loan department on September 10, 2004. The agreement for sale provided that individuals employed in this department would be automatically hired by the purchaser. As a result, the salaries and employee benefits for those individuals were effectively assumed by the purchaser as of September 1, 2004. The remaining decline of $180,000 is primarily attributable to the amounts paid our former president pursuant to his termination agreement in the approximate amount of $90,000 and the $50,000 sign on bonus paid to our current president and chief executive officer in connection with his employment agreement.

o

Legal and professional fees declined $235,000. Of this decline, $48,000 is attributable to First Security and $187,000 is attributable to FS Bank. Legal and professional fees in 2003 were substantially higher and related to strategic planning at First Security and problem loan administration at FS Bank.

o	The loss of $100,000 relates to the write off of intangibles acquired in connection with the 2002 purchase of assets used in the mortgage loan department and sold in September 2004.

o	The 2003 loss on the sale of foreclosed and repossessed assets of $72,000 relates to the liquidation of foreclosed assets that were acquired in 2002.

o	The decline of $56,000 in supplies and printing expenses is primarily attributable to the implementation of tighter expense controls implemented in 2004.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 83.5% in 2004 as compared to 83.7% in 2003. We use the efficiency ratio as a way to analyze the amount of expense that is incurred to generate a dollar of revenue.

(The balance of this page is intentionally left blank)

The following is the makeup of our noninterest expense for the years ended December 31, 2003 and 2002 (dollars in thousands):

			Change

	2003	2002	Amount	Percent
Noninterest expense
Salaries and employee benefits	$3,499	$2,711	$ 788	29.1%
Equipment and occupancy	1,161	953	208	21.8%
Data processing	505	262	243	92.7%
Legal and professional fees	657	280	377	134.6%
Advertising	209	167	42	25.1%
Bankshares tax	177	103	74	71.8%
Supplies and printing	125	107	18	16.8%
Loss on sales of foreclosed assets	72	--	72	n/a
Amortization of intangibles	14	10	4	40.0%
Other noninterest expense	863	849	14	1.6%

Total	$7,282	$5,442	$1,840	33.8%

Total noninterest expenses increased in 2003 in the amount of $1,840,000. The changes in total noninterest expenses were due primarily to the following factors:

o	The full year operation of the mortgage origination and sales department increased noninterest expenses in the following areas:

Salaries and employee benefits	$394,000
Equipment and occupancy	48,000
Other noninterest expenses	57,000
o

Salaries and employee benefits also increased by approximately $140,000 relating to the amounts paid our former president pursuant to his termination agreement in the approximate amount of $90,000 and the $50,000 sign on bonus paid to our current president and chief executive officer in connection with his employment agreement.

o

The data processing expenses increased as a result of implementation of enhanced computer systems capabilities for our Internet site and the installation of remote backup and storage systems, all recorded as data processing expense, caused an increase of approximately $140,000.

o

Legal and professional fees increased by $377,000. Of this increase, approximately $180,000 related to strategic planning and evaluation of strategic alternatives by our Board of Directors and approximately $156,000 related to legal and professional fees involving administration of problem loans.

o

The increase in bankshares tax relates to the calculation of the taxable capital over a five year historical period. Our capital was significantly lower in earlier years, and thus, by eliminating a lower balance year from the calculation, the taxable base increases.

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

Income Taxes. The effective income tax expense rate for the year ended December 31, 2004 was approximately 30.8% compared to 23.5% and 6.2% for the years ended December 31, 2003 and 2002, respectively. This rate of taxation compares to the statutory rate of 34%. The increase in the effective rate is solely attributable to the significant reduction in tax exempt income resulting from the sales of tax exempt investment securities in 2003 undertaken in order to reduce our market risk on long term fixed rate investments.

Quarterly Information. The following is a summary of quarterly balance sheet and results of operations information for 2004 (dollars in thousands, except per share data).

                                                 4th Quarter     3rd Quarter    2nd Quarter    1st Quarter
Selected balance sheet data at quarter end:
     Total assets                                  $ 217,434       $ 214,010      $ 217,208      $ 226,813
     Total loans (excluding loans held for sale)     152,576         156,629        158,801        161,201
     Allowance for loan losses                        (1,720)         (1,796)        (2,298)        (2,384)
     Securities available-for-sale                    33,748          36,265         42,041         39,516
     Total deposits                                  178,862         170,646        173,483        181,256
     Securities sold under agreements to repurchase    5,857           8,264          8,291          7,563
     Note Payable                                      3,000           5,000          5,000          5,000
     Advances from FHLB                                8,246           8,821          9,389         11,953
     Total stockholders' equity                       20,608          20,338         19,890         20,399

Balance sheet data, quarterly averages:
     Total assets                                    210,659         218,485        225,044        230,628
     Total loans (excluding loans held for sale)     154,838         158,540        161,575        161,079
     Allowance for loan losses                        (1,750)         (2,122)        (2,297)        (2,374)
     Securities available-for-sale                    35,006          40,015         42,685         39,559
     Total deposits                                  170,322         174,067        181,013        185,905
     Securities sold under agreements to repurchase    5,578           8,394          8,122          7,374
     Note Payable                                      5,000           5,000          5,000          5,000
     Advances from FHLB                                8,438           9,011         10,244         12,140
     Total stockholders' equity                       20,535          20,395         19,999         20,298

Income data:
     Interest income                                 $ 2,682         $ 2,639        $ 2,755        $ 2,662
     Interest expense                                 (1,036)         (1,054)        (1,107)        (1,214)
                                                     -------         -------        -------        -------
     Net interest income                               1,646           1,585          1,648          1,448
     Provision for loan losses                            -             (222)           (50)           (25)
                                                     -------         -------        -------        -------
     Net interest income after provision
          for loan losses                              1,646           1,363          1,598          1,423
     Noninterest income                                  225             361            396            515
     Noninterest expense                              (1,456)         (1,735)        (1,698)        (1,649)
                                                     -------          ------        -------        -------
     Income before income taxes                          415             (11)           296            289
     Income taxes                                       (134)             10            (93)           (88)
                                                     -------        --------        -------        -------
     Net income                                      $   281        $     (1)       $   203        $   201
                                                     =======        ========        =======        =======

Per share data:
     Earnings - basic                                   0.18               -           0.13           0.13
     Earnings - diluted                                 0.18               -           0.13           0.13
     Book value at quarter end                       $ 13.17         $ 13.08        $ 12.83        $ 13.02

     Weighted average shares - basic               1,558,690       1,558,690      1,558,690      1,558,690
     Weighted average shares - diluted             1,564,251       1,563,304      1,561,283      1,563,041
     Common shares outstanding                     1,558,690       1,558,690      1,558,690      1,558,690

The quarterly provision for loan losses represents a charge to earnings necessary to establish the allowance for loan losses (“ALL”) that, in our management’s evaluation, should be adequate to provide coverage for probable and incurred loss on outstanding loans as of the end of each period. During 2004, we followed the same methodology for each quarter and determined that no provision was needed for the fourth quarter of 2004.

Financial Condition

Our consolidated balance sheet at December 31, 2004 reflects a modest decline since December 31, 2003. Total assets declined by $20.9 million from $238.3 million at December 31, 2003 to $217.4 million at December 31, 2004. That decline was made up primarily of declines of $6.6 million in federal funds sold, $4.9 million in investment securities and $8.5 million in gross loans. Total deposits declined by $11.8 million during 2004.

Loans.The composition of our loan portfolio at December 31, 2004, 2003, 2002, 2001 and 2000 is summarized as follows (dollars in thousands):

	2004	2003	2002	2001	2000

Commercial	$ 58,125	$ 49,165	$ 47,612	$ 41,309	$ 31,257
Mortgage loans on real estate:
Commercial	40,087	61,669	64,325	62,330	41,397
Residential	10,069	14,882	17,871	19,749	11,663
Construction	26,299	16,990	20,664	15,508	11,661
Home equity	11,637	11,488	10,180	7,981	5,871
Consumer	5,531	6,035	5,773	4,696	4,501
Credit card	828	883	1,033	849	748

Total Gross Loans	$152,576	$161,112	$167,458	$152,422	$107,098

The composition of our loan portfolio underwent only minor changes in 2003, with total and relative balances similar. In 2004, that composition changed significantly as a result of increased emphasis in commercial loans and in construction loans. The decline in commercial loans secured by real estate is largely attributable to less than four large loans that were paid off during the year.

The following table classifies our fixed and variable rate loans at December 31, 2004 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2004			Percentages

	Fixed	Variable	Total	% Totals

Based on contractual repricing dates:
Daily floating rate	$ --	$ 97,922	$ 97,922	64.2%
Reprice within one year	18,544	883	19,427	12.7%
Reprice in one year through five years	28,491	3,543	32,034	21.0%
Reprice after five years	3,193	--	3,193	2.1%

Totals	$50,228	$102,348	$152,576	100.0%

Percentage of total portfolio	33.0%	67.0%	100.0%

In 2003, we adopted a strategic loan portfolio management strategy that recognized the strong likelihood of increases in the interest rate environment. In order to take advantage of increases in the interest rate environment, we sought to increase the proportion of immediately repriceable loans and reduce the proportion of fixed rate loans and to reduce the repricing time frames for all loans. That strategy was followed throughout 2004 and resulted in a substantial change in the characteristics of our loan portfolio, summarized as follows:

	December 31, 2004		December 31, 2003

Daily floating rate	$ 97,922	64.2%	$ 86,282	53.6%
Reprice within one year	19,427	12.7%	22,766	14.1%
Reprice in one year through five years	32,034	21.0%	46,136	28.6%
Reprice after five years	3,193	2.1%	5,928	3.7%

Totals	$152,576	100.0%	$161,112	100.0%

We believe that in the current and expected rising interest rate environment this strategy will enhance the overall yield in our loan portfolio and will have a positive impact on our net interest income and net interest margin.

The above information does not consider the impact of scheduled principal payments. Daily floating rate loans are tied to FS Bank’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.

Non-Performing Assets. The specific economic and credit risks associated with our loan portfolio include, but are not limited to, a general downturn in the economy which could affect employment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers and fraud.

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

FS Bank discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2004, we had $2,969,000 in loans on nonaccrual compared to $3,605,000 at December 31, 2003.

There were approximately $10,000 in other loans at December 31, 2004 which were 90 days past due and still accruing interest, as compared to $214,000 at December 31, 2003. At December 31, 2004, we had $1,844,000 in restructured loans as compared to $3,092,000 at December 31, 2003. The restructured loans consist of several loans to a troubled franchise operator which, during 2003, were reclassified to nonaccrual. In 2004, the franchise operator filed bankruptcy. In addition, during 2004, we charged off approximately $695,000 of the total of these loans.

(The balance of this page is intentionally left blank)

The following table is a summary of our nonperforming loans at December 31, 2004, 2003, 2002, 2001 and 2000 (dollars in thousands):

                                                2004          2003          2002          2001        2000
                                                ----          ----          ----          ----        ----

         Nonperforming loans
           Nonaccrual loans (1)          $     2,969     $    3,605    $     1,867    $     470     $     -
           Restructured loans (2)                  -              -          3,268            -           -
           Accruing loans past due 90
              days or more                        10            214          1,218          319           2
                                         -----------     ----------     ----------    ---------     -------
           Total nonperforming loans           2,979          3,819          6,353          789           2
         Other real estate owned                   -            119              -            -           -
         Other foreclosed assets held
            pending liquidation                  110              -            300            -           -
                                         -----------     ----------    -----------    ---------     -------
         Total nonperforming assets      $     3,089     $    3,938    $     6,653    $     789     $     2
                                         ===========     ==========    ===========    =========     =======

         Ratio of nonperforming loans
           to total loans                       2.0%           2.4%           3.8%          .5%           -

         Ratio of nonperforming assets to
           total loans                          2.0%           2.4%           4.0%          .5%           -

         Ratio of nonperforming assets
           to total allowance for loan
           losses at end of period            179.6%         165.5%         270.6%        51.3%           -
(1)

Interest income that would have been recorded in 2004 related to nonaccrual loans was $255,000 compared to $12,000 for the year ended December 31, 2003, none of which is included in interest income or net income for the applicable periods.

(2)

The restructured loans in the amount of $3,268,000 as of December 31, 2002 were placed in nonaccrual status in 2003 and are included in nonaccrual loans at December 31, 2004 and 2003. Those same loans, which aggregated $3,268,000 at December 31, 2002 had a balance of $1,844,000 at December 31, 2004.

Potential problem assets, which are not included in nonperforming assets, amounted to $3,199,000 or 2.10% of total loans at December 31, 2004 compared to $4,050,000 or 2.50% at December 31, 2003. Potential problem assets represent those assets with a potential or a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by FS Bank’s primary regulator for loans classified as substandard.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the probable and incurred loss in the loan portfolio. As of December 31, 2004 and 2003, the balance in our allowance for loan losses was $1,720,000 and $2,379,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above.

At both December 31, 2004 and 2003 approximately 82% of our loan portfolio consisted of commercial loans, commercial real estate loans and commercial construction loans as compared to 79% at year end 2002. We periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We do have a significant credit exposure of loans outstanding plus unfunded lines of credit to borrowers in the residential construction industry and to owners of nonresidential buildings at December 31, 2004 and 2003. This exposure level is taken into consideration by management in its determination of the adequacy of the allowance for loan losses. Based upon that determination, we believe that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial	$1,000	38.1%	$1,610	30.6%	$1,509	28.5%	$639	27.0%	$519	29.1%
Mortgage loans on real estate:
Commercial	275	26.3%	379	38.3%	460	38.4%	450	40.9%	300	38.7%
Residential	75	6.6%	80	9.2%	125	10.7%	138	13.0%	85	10.9%
Construction	200	17.2%	105	10.5%	116	12.3%	111	10.2%	64	10.9%
Home Equity	--	7.6%	--	7.2%	--	6.1%	--	5.2%	--	5.5%
Consumer	150	3.6%	190	3.7%	224	3.4%	175	3.1%	228	4.2%
Credit Card	20.5%		15.5%		25.6%		25.6%		25.7%

Total	$1,720	100.0%	$2,379	100.0%	$2,459	100.0%	$1,538	100.0%	$1,221	100.0%

The following is a summary of changes in the allowance for loan losses for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	2004	2003	2002	2001	2000
Balance at beginning of
period	$ 2,379	$ 2,459	$ 1,538	$ 1,221	$ 819

Charge-offs:
Commercial	830	727	472	77	23
Real estate	99	30	--	32	--
Consumer	33	101	89	21	--

Total charge-offs	962	858	561	130	23

Recoveries:
Commercial	5	104	--	--	--
Real estate	1	3	7	--	--
Consumer	--	2	3	--	--

Total recoveries	6	109	10	--	--

Net charge-offs	956	749	551	130	23

Provision for loan losses	297	669	1,472	447	425

Balance at end of period	$ 1,720	$ 2,379	$ 2,459	$ 1,538	$ 1,221

Loans at end of period	$ 152,576	$ 161,112	$ 167,456	$ 152,422	$ 107,098
Average loans	$ 159,718	$ 164,520	$ 161,514	$ 129,190	$ 94,593
Ratios:
Allowance for loan losses
to total loans	1.13%	1.48%	1.47%	1.02%	1.14%
Net charge-offs to average
Loans for period	.60%	.46%	.34%	.10%	--

During 2004, we charged off $695,000 on loans to a single customer engaged in the franchise business. Those loans were reported as restructured loans at December 31, 2002 and as nonaccrual loans in 2003 and 2004. During 2003, we charged off $418,000 on loans to a single customer. That loan had been reported as nonaccrual as of December 31, 2002. These charge-offs constitute a substantial portion of all charge-offs for the years noted. Other than these instances, charge-offs to individual customers were not large in comparison to the total charge-offs.

Investments. Our investment portfolio, consisting primarily of Federal agency bonds and mortgage-backed securities, amounted to $33.7 million and $38.6 million at December 31, 2004 and 2003, respectively. The following table summarizes the amortized cost and fair value of our securities at those dates, all of which we classify as available-for-sale (dollars in thousands):

                                                      Amortized       Unrealized    Unrealized      Fair
                                                         Cost            Gains       (Losses)       Value
                                                      ---------       ----------    ----------      -----
           2004
           ----
              Securities available-for-sale:
                U.S. Government and federal agencies  $  13,517       $      2       $    (71)   $   13,448
                State and municipal                         875              7              -           882
                Mortgage-backed                          19,352            116            (50)       19,418
                                                      ---------       --------       --------    ----------
              Total                                   $  33,744       $    125       $   (121)   $   33,748
                                                      =========       ========       ========    ==========

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
                                                      =========       ========       ========    ==========

During 2004, we sold $11.2 million of available-for-sale securities at a net gain of $318,000. This compares to sales of $11.6 million and net gains of $694,000 during 2003. At December 31, 2004, approximately $13.1 million of our available-for-sale portfolio was pledged to secure public fund and other deposits and securities sold under agreements to repurchase.

The following table shows the carrying value of investment securities according to contractual maturity classifications of one year or less, after one year through five years, after five years through ten years, and after ten years. Actual maturities differ from contractual maturities of mortgage-backed securities because these securities may be called or repaid in whole or in part based on the payments received from the mortgages underlying the securities. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2004 and 2003 (dollars in thousands):

	2004	2003

Due in one year or less	$ 3,194	$ 267
Due after one year through five years	10,603	7,497
Due after five years through ten years	533	4,185
Due after ten years	--	361

Total of investment securities with fixed maturity dates	14,330	12,310
Mortgage-backed securities	19,418	26,314

Total investment securities	$ 33,748	$38,624

We compute income on securities using coupon interest, adding discount accretion or subtracting premium amortization, and for certain Treasury Inflation Protection securities, the adjustments to the par values based on inflation adjustment data as provided by the federal government. The majority of our investments for 2004 and 2003 were in the form of mortgage-backed securities. These investments are typically acquired at a premium to their par value. Since these securities are repayable in monthly increments, based on the repayment of the underlying mortgages, they are subject to wide variations in their yield caused by the increased write off of the purchase premiums. During 2004 and 2003, the interest rate market for residential financings was at or near a thirty year low, causing many homeowners to refinance their home mortgages, especially during 2003. As a result, when receiving prepayments, we accelerated premium amortization. This caused a lowering of the yields on these investments.

Deposits and Other Borrowings. We had approximately $178.9 million of deposits at December 31, 2004 compared to $190.6 million at December 31, 2003. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits. Additionally, we have repurchase agreements which are essentially deposit equivalents collateralized by securities. These agreements amounted to $5.9 million at December 31, 2004 and $8.9 million at December 31, 2003. Additionally, at December 31, 2004, we had balances of $8.2 million in advances from the Federal Home Loan Bank of Cincinnati compared to $12.5 million at December 31, 2003.

Our deposits at December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Interest-bearing demand	$ 16,657	$ 18,187	$ 17,601
Savings, money market and NOW	38,523	23,204	22,889
Time deposits	59,374	73,461	77,732
Time deposits $100,000 and over	41,638	51,207	50,255

Total interest-bearing deposits	156,192	166,059	168,477
Noninterest-bearing	22,670	24,581	20,478

Total deposits	$ 178,862	$ 190,640	$ 188,955

The above table reflects the strategic funding plan implemented in 2004 to reduce the proportion of certificates of deposit to the total of all deposits, particularly through growth in balances of savings, money market and NOW accounts.

Information on our repurchase agreements at December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Average balance during the year	$7,483	$4,901	$ 6,832
Average interest rate during the year	.67%	.78%	1.34%
Maximum month end balance during the year	$8,729	$8,874	$14,088
Balance at year end	$5,857	$8,874	$ 8,211

Information on our advances from the Federal Home Loan Bank of Cincinnati and outstanding balances at December 31, 2004 and 2003 is as follows:

		Interest		Balances
Date of Advance	Amount	Rate	Maturity	2004	2003
November 30, 2000	$ 1,050	6.71%	December 1 2015	$ 1,000	$ 1,014
November 21, 2001	1,300	5.61%	December 1, 2016	1,246	1,265
May 1, 2002	5,000	3.70%	June 1, 2005	872	2,569
May 31, 2002	2,000	3.73%	May 28, 2004	--	2,000
June 19, 2002	1,800	4.15%	July 1, 2005	1,653	1,716
September 5, 2002	600	2.84%	October 1, 2006	283	432
September 5, 2002	600	3.06%	October 1, 2007	351	468
December 6, 2002	1,800	3.65%	January 1, 2008	1,504	1,661
December 6, 2002	1,432	3.82%	January 1, 2008	1,337	1,387

Totals	$15,582			$8,246	$12,512

All of the above advances are amortizing on a monthly basis through maturity except for the May 31, 2002 advance in the amount of $2 million, whose principal was paid in full at its May 28, 2004 maturity.

Note Payable. On December 30, 2003, the Company entered into a credit agreement with another financial institution that provides for a reducing revolving line of credit in the maximum amount of $6 million, of which $5 million was drawn at inception and contributed to FS Bank to increase its capital base. The related note is secured by 100% of the common shares of FS Bank and has a maturity of December 31, 2006. The maximum amount available under the credit agreement reduces to $5 million on December 31, 2004 and $4 million on December 31, 2005. The Company repaid $2 million of the note in December 2004.

The credit agreement contains a number of covenants relating to the operation of the Bank including the maintenance of a minimum equity capital ratio, a maximum ratio of nonperforming assets to total loans, a minimum return on average assets and the maintenance of a minimum dividend payment capacity by the Bank. Covenants applicable to the Company include a prohibition of the payment of dividends on its common stock. At year end 2004, all covenants of the credit agreement were either met or waived by the lender.

Funding. Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater, while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2004, 2003 and 2002 (dollars in thousands):

                                                    2004               2003                2002
                                            ------------------  ------------------    ----------------
                                            Amount     Percent  Amount     Percent    Amount   Percent
  Core funding:
     Noninterest-bearing demand deposits    $  22,670    11.6% $ 24,581      11.3%  $   20,478   9.7%
     Interest-bearing demand deposits          16,657     8.5%   18,187       8.4%      17,601   8.3%
     Savings and money market deposits         38,523    19.6%   23,204      10.7%      22,889  10.8%
     Time deposits less than $100,000          59,374    30.3%   73,461      33.8%      77,732  36.7%
                                            ---------    ----- --------      -----  ----------  ----
     Total core funding                       137,224    70.0%  139,433      64.2%     138,700  65.5%
                                            ---------    ----- --------      -----  ----------  -----

  Non-core funding:
     Time deposits greater than $100,000       41,638    21.3%   51,207      23.6%      50,255  23.7%
     Securities sold under agreements to
       repurchase                               5,857     3.0%    8,874       4.1%       8,211   3.9%
     Federal Home Loan Bank advances            8,246     4.2%   12,512       5.8%      14,517   6.9%
     Notes Payable                              3,000     1.5%    5,000       2.3%           -     -%
                                            ---------    ----- --------     ------  ----------  -----
     Total non-core funding                    58,741    30.0%   77,593      35.8%      72,983  34.5%
                                            ---------   ------ --------     ------  ---------- ------
  Total funding                             $ 195,965   100.0% $217,026     100.0%  $  211,683 100.0%
                                            =========   ====== ========     ======  ========== ======

Capital Resources. At December 31, 2004 and 2003, our stockholders’ equity amounted to $20.6 million and $20.1 million, respectively. The change in stockholders’ equity was attributable to our net income for the year ended December 31, 2004 of $684,000, the net decrease in comprehensive income of $206,000 attributable to the decrease in fair value of our available-for-sale securities portfolio and an increase of $18,000 relating to stock paid compensation.

(The balance of this page is intentionally left blank)

Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At December 31, 2004 and 2003, our capital ratios, including FS Bank’s capital ratios, met regulatory minimum capital requirements. At December 31, 2004 and 2003, FS Bank was categorized as “well-capitalized”. To be categorized as “well-capitalized”, FS Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, First Security and FS Bank must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual, minimum and “well-capitalized” capital amounts and ratios at December 31, 2004 and 2003 (amounts in millions):

                                                               To be Adequately         To be Well
                                                              Capitalized Under     Capitalized Under
                                                              Prompt Corrective     Prompt Corrective
                                            Actual             Action Provisions     Action Provisions
                                      Amount       Ratio      Amount       Ratio     Amount      Ratio
                                      ------       -----      ------       -----     ------      -----
 2004
 ----
      Total Risk Based Capital to
        Risk-weighted assets:
          Consolidated              $    22.3      12.6%      $  14.1       8.0%     $  17.7     10.0%
          Bank only                      24.5      13.8%         14.1       8.0%        17.7     10.0%

      Tier I (Core) Capital to Risk-
        weighted assets
          Consolidated              $    20.6      11.6%      $   7.1       4.0%     $  10.6      6.0%
          Bank only                      22.8      12.9%          7.1       4.0%        10.6      6.0%

      Tier I Leverage Capital to
        Average Assets
          Consolidated              $    20.6       9.8%      $   8.4       4.0%     $  10.5      5.0%
          Bank only                      22.8      10.8%          8.4       4.0%        10.5      5.0%

 2003
 ----
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

Dividends. FS Bank is subject to restrictions on the payment of dividends to First Security under laws and regulations promulgated by the FDIC and the Commonwealth of Kentucky. Currently, FS Bank can pay First Security dividends of approximately $834,000 without prior approval of the FDIC or Commonwealth of Kentucky.

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

Interest and Liquidity Risk Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. Our Asset Liability/Investment Committee (“ALCO”) of FS Bank is charged with the responsibility of monitoring these policies, which are designed to ensure acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management, which are actively monitored.

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

Earnings Simulation Model. We believe that interest rate risk is best measured by our earnings simulation modeling. Forecasted levels of net interest income based on existing interest-bearing earning assets and liabilities are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our net interest-earnings at risk which seek to limit the variance of net interest income to less than predetermined levels based on the change in the interest rate market. At any point our calculations reflect a change greater than this level (which is referred to in our policies and procedures as a Level 1 Alert), we are required to take action to mitigate the condition by actively restructuring our balance sheet risk profile.

The following data is presented relating to the results of the earnings simulation model at December 31, 2004:

                      Changes in interest rates from current rates stated in basis points
                      -------------------------------------------------------------------
                      -400     -300     -200     -100       0       100     200      300      400
                      ----     ----     ----     ----       -       ---     ---      ---      ---
Forecast net
  interest income    $5,057    $5,536  $6,007   $6,416   $6,736   $7,043   $7,344  $7,646   $7,949

Effect on net
 interest income    (1,679)   (1,200)   (729)    (319)      0        307      608     910    1,213

Percentage change    -24.9%    -17.8%  -10.8%    -4.7%      0%      4.6%     9.0%   13.6%    18.0%

Level 1 Alert        -25.0%    -20.0%  -15.0%   -10.0%      0%     10.0%    15.0%   20.0%    25.0%

The results of the earnings simulation indicate that FS Bank is asset sensitive, meaning that in a rising interest rate environment, yields on assets are likely to increase faster than costs of liabilities, thus producing increases in net interest income.

The above table is intended to present our technique for measuring interest rate risk on projected net interest income based on changes in the general interest rate environment at a point in time. Given that the Federal Reserve implemented its publicly announced policy of measured and continuing increases in interest rates in July 2004, and has publicly announced its intention to continue to increase rates at a measured pace over the next twelve months, the calculations presented for declines are believed by management to be unlikely and thus, are not believed to be relevant.

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

At December 31, 2004, our twelve-month interest rate-sensitivity gap ratio of earning assets to interest-bearing liabilities was a positive 30.9%, as compared to a positive 22.2% at December 31, 2003. The increase in our positive gap ratio reflects our view that interest rates will continue to rise over the next 12 months and this will have a positive impact on our net interest income. Since deposit pricing will generally lag both in degree and timing with any upward interest rate adjustments, our management believes we are well-positioned to manage our net interest margins through an upward rate environment.

Each of the above analyses may not, on their own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”), which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.

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

In addition, FS Bank is a member of the Federal Home Loan Bank of Cincinnati. As a result, FS Bank receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. FS Bank has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans pursuant to a blanket lien as collateral. Based upon the advance limitations based on the collateral amounts, at December 31, 2004, FS Bank could have borrowed additional amounts in the approximate amount of $2.3 million.

Additional sources of liquidity are represented by federal funds borrowing arrangements entered into with other banks. At December 31, 2004, we had borrowing lines established in the aggregate amount of $14 million. There were no balances on these lines at December 31, 2004.

In addition to the above, we are a participant in a network of financial institutions that purchase and sell certificates of deposit to each other and we also receive funds on a direct and referred basis from other financial institutions and limited public funds, such as a local school board. There are no practical limits to the amount of certificates of deposit that can be sold or purchased using these delivery means. At December 31, 2004, we had approximately $22.5 million in certificates of deposits that were sold to institutional investors.

We devised our current funding strategy in 2003 and implemented it in 2004. The strategy is to issue institutional certificates of deposit with very short maturities (i.e. less than one year), so as to be able to obtain the funds at the lowest possible cost. In addition, given that our loan portfolio is primarily composed of loans that are repriceable based on changes in our prime rate, the interest rate movements on these shorter term institutional certificates of deposit better match the interest rate movements in our loan portfolio. The result is that we are less exposed to a significantly adverse impact on our profitability resulting from a sudden change in the interest rate environment, as the strategy seeks to better match the repricing period for both assets and liabilities. Prior to the adoption of the current strategy, FS Bank had issued these certificates of deposit for terms as long as five years and at substantially higher interest rates, especially in 1998 and 1999, when these certificates of deposit were issued for terms as long as five years and at rates as high as 7%.

At December 31, 2004, we had no significant commitments for capital expenditures.

The following table presents additional information about our contractual obligations as of December 31, 2004, which by their terms have contractual maturity and termination dates subsequent to December 31, 2004 (dollars in thousands):

	Next 12 Months	13-36 Months	37-60 Months	Over 60 Months
Contractual Obligations:
Certificates of deposit	$61,964	$31,042	$ 8,006	$ --
Securities sold under agreements
to repurchase	5,857	--	--	--
Federal Home Loan advances	3,049	893	3,172	1,132
Note payable	--	3,000	--	--
Minimum operating lease commitments	167	235	150	957

Total	$71,037	$35,170	$11,328	$2,089

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements. At December 31, 2004, we had outstanding commitments to fund existing loans of $40.8 million pursuant to credit availability terms in the loan agreements, $4.4 million in loans approved and committed, but not yet closed and standby letters of credit of $4.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, FS Bank has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow and purchase Federal funds from other financial institutions or, finally, to sell institutional certificates of deposit as discussed above. At December 31, 2004, FS Bank had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month.

The following table presents additional information about our unfunded commitments as of December 31, 2004 and 2003, which by their terms have contractual maturity dates subsequent to December 31, 2004 (dollars in thousands):

	2004		2003

	Fixed	Variable	Fixed	Variable
Commitments to make loans	$ --	$ 334	$ --	$ 600
Unused lines of credit	477	40,339	6,003	27,883
Letters of credit	--	4,038	--	1,360

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards: In 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards in 2003 did not materially affect the Company’s operating results or financial condition.

In March 2004, the Emerging Issues Task Force (EITF) finalized and issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the Company for the year ended December 31, 2003. In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. We are currently evaluating the effect of the recognition and measurement provisions of EITF 03-1. While our analysis is pending the FASB’s revisions to EITF 03-1, we currently believe the adoption of EITF 03-1 will not result in a material impact on the Company’s results of operations or financial condition.

On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 requires acquired loans with poor credit quality to be recorded at fair value and prohibits carrying over or creation of valuation allowances in the initial accounting for the loans. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 is not expected to have a material impact on the Company’s results of operations or financial condition.

In December, 2004, the FASB issued an amendment to SFAS 123 (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company for the first quarter of 2006.

SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

As of the required effective date, the Company will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The Company will first report compensation cost under SFAS 123R in the first quarter of 2006. We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but we currently believe the adoption of SFAS 123R will not result in a material impact on the Company’s results of operations or financial condition.

(The balance of this page is intentionally left blank)

ITEM 7.    FINANCIAL STATEMENTS

First Security Bancorp, Inc. and Subsidiary

Consolidated Financial Statements

Table of Contents

Report of Independent Registered Public Accounting Firm – 2004

Report of Independent Registered Public Accounting Firm – 2003

Consolidated Financial Statements:
        Consolidated balance sheets
        Consolidated statements of income
        Consolidated statements of changes in shareholders’ equity
        Consolidated statements of cash flows
        Notes to consolidated financial statements

FIRST SECURITY BANCORP, INC.
Lexington, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

FIRST SECURITY BANCORP, INC.
Lexington, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –2004.....................................................44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –2003.....................................................45

CONSOLIDATED FINANCIAL STATEMENTS:
CONSOLIDATED BALANCE SHEETS...............................................................................................................................46

CONSOLIDATED STATEMENTS OF INCOME................................................................................................................47

CONSOLIDATED STATEMENTS OF CHANGES IN

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
First Security Bancorp, Inc.
Lexington, Kentucky

We have audited the accompanying consolidated balance sheet of First Security Bancorp, Inc. as of December 31, 2004, and the related consolidated statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of First Security Bancorp, Inc. as of and for the year ended December 31, 2003, were audited by other accountants whose report dated February 6, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Bancorp, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP
Indianapolis, Indiana
February 11, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
First Security Bancorp, Inc.
Lexington, Kentucky

We have audited the accompanying consolidated balance sheet of First Security Bancorp, Inc. as of December 31, 2003 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Bancorp, Inc. as of December 31, 2003 and the result of its operations and its cash flows for the year then ended, in conformity with the accounting principles generally accepted in the United States of America.

Crowe, Chizek and Company LLC
Lexington, Kentucky
February 6, 2004

FIRST SECURITY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands, except for per share data)

                                                                                     2004              2003
                                                                                    ------            ------
         ASSETS
         Cash and due from banks                                                $     4,446       $     4,820
         Federal funds sold                                                          18,568            25,193
                                                                                -----------       -----------
                Total cash and cash equivalent                                       23,014            30,013
         Securities available-for-sale                                               33,748            38,624
         Loans held for sale                                                              -               407
         Loans, net of allowance of $1,720 and $2,379                               150,856           158,733
         Federal Home Loan Bank stock                                                   806               772
         Foreclosed assets                                                              110               119
         Premises and equipment, net                                                  7,141             7,585
         Goodwill                                                                         -               106
         Other intangible assets                                                          -                43
         Accrued interest receivable and other assets                                 1,759             1,856
                                                                                -----------       -----------

                                                                                $   217,434       $   238,258
                                                                                ===========       ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Liabilities
               Deposits
                   Noninterest-bearing                                          $    22,670       $    24,581
                   Interest-bearing                                                 156,192           166,059
                                                                                -----------       -----------
                     Total deposits                                                 178,862           190,640
           Federal funds purchased and repurchase agreements                          5,857             8,874
           Note payable                                                               3,000             5,000
           Federal Home Loan Bank advances                                            8,246            12,512
                Accrued interest payable and other liabilities                          861             1,120
                                                                                -----------       -----------
                     Total liabilities                                              196,826           218,146

         Shareholders' equity
                    Common stock, no par value:  5,000,000 shares
                 authorized; 1,558,690 shares issued                                  8,926             8,926
         Additional paid-in capital                                                   8,944             8,926
         Retained earnings                                                            2,736             2,052
         Accumulated other comprehensive income                                           2               208
                                                                                -----------       -----------
                 Total shareholders' equity                                          20,608            20,112
                                                                                -----------       -----------

                                                                                $   217,434       $   238,258
                                                                                ===========       ===========

FIRST SECURITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(Dollar amounts in thousands, except for per share data)

                                                                                    2004              2003
                                                                                  -------           -------
         Interest income
             Loans, including fees                                              $     9,180       $    10,081
             Taxable securities                                                       1,416               842
             Tax exempt securities                                                       40               379
             Federal funds sold and other                                               102               100
                                                                                -----------       -----------
                                                                                     10,738            11,402

         Interest expense
             Deposits                                                                 3,701             4,875
             Federal funds purchased and repurchase agreements                           67                39
             Federal Home Loan Bank advances and other debt                             643               557
                                                                                -----------       -----------
                                                                                      4,411             5,471
                                                                                -----------       -----------
   Net interest income                                                                6,327             5,931

         Provision for loan losses                                                      297               669
                                                                                -----------       -----------

         Net interest income after provision for loan losses                          6,030             5,262

         Noninterest income
          Service charges on deposit accounts                                           624               711
          Net gains on sales of loans                                                   332             1,067
          Net gains on sales of securities                                              318               694
          Other                                                                         223               294
                                                                                -----------       -----------
                                                                                      1,497             2,766
         Noninterest expense
          Salaries and employee benefits                                              3,024             3,499
          Occupancy and equipment                                                     1,137             1,161
          Data processing                                                               547               505
          Legal and professional fees                                                   422               657
          Advertising                                                                   209               209
          Bankshares Tax                                                                176               177
          Supplies and Printing                                                          69               125
          Loss on sale of foreclosed and repossessed assets                               -                72
          Loss on sale of assets                                                        100                 -
          Amortization of intangibles                                                    10                14
          Other                                                                         844               863
                                                                                -----------       -----------
                                                                                      6,538             7,282
                                                                                -----------       -----------
         Income before income taxes                                                     989               746
         Income tax expense                                                             305               126
                                                                                -----------       -----------
         Net income                                                             $       684       $       620
                                                                                ===========       ===========

         Earnings per share
          Basic                                                                 $       .44       $      .42
          Diluted                                                                       .44              .41

FIRST SECURITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31
(Share and dollar amounts in thousands)

                                                                              Accumulated
                                                                                  Other            Total
                                    Common Stock      Paid-In    Retained     Comprehensive    Shareholders'
                                 Shares    Amount     Capital    Earnings     Income (Loss)        Equity
                                 ------    ------     -------    --------     -------------    --------------

   Balance, January 1, 2003      1,456    $ 8,385     $ 8,385    $  1,432     $     262        $   18,464

   Stock options exercised          14         99          99           -             -               198

   Stock warrants exercised         89        442         442           -             -               884

   Comprehensive income:
     Net income                      -          -           -         620             -               620

   Change in unrealized gain
     (loss) on securities available
     for sale, net of reclassification
     and tax effects                 -          -           -           -           (54)              (54)
                                 -----    -------     -------    --------     ---------        -----------
   Total comprehensive income                                                                         566
                                                                                               -----------

   Balance, December 31, 2003    1,559      8,926       8,926       2,052           208            20,112

   Stock options compensation        -          -          18                                          18

   Comprehensive income:
     Net income                      -          -           -         684             -               684

   Change in unrealized gain
     (loss) on securities available
     for sale, net of reclassification
     and tax effects                 -          -           -           -          (206)             (206)
                                 -----    -------    --------    --------     ---------       -----------
  Total comprehensive income                                                                         478
                                                                                              -----------

   Balance, December 31, 2004    1,559    $ 8,926    $  8,944    $    2,736     $     2       $    20,608
                                 =====    =======    ========    ==========     =======       ===========

FIRST SECURITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except for per share data)

                                                                                 2004             2003
                                                                                 ----             ----
         Cash flows from operating activities
             Net income                                                    $       684       $       620
             Adjustments to reconcile net income to net
              cash from operating activities
             Provision for loan losses                                             297               669
             Depreciation and amortization                                         484               487
             Net amortization of securities                                        315               723
             Net realized gain on sale of securities                              (318)             (694)
             Federal Home Loan Bank stock dividends                                (32)              (30)
             Originations of loans held for sale                               (18,666)          (64,459)
             Proceeds from sale of loans                                        19,405            68,526
         Net gain on sale of mortgage loans                                       (332)           (1,084)
         Loss on write-off of intangible assets                                    100                 -
         Loss on sale of foreclosed and repossessed assets                           -                72
         Net change in:
             Accrued interest receivable                                           100               220
             Other assets                                                           (3)             (341)
             Accrued interest payable                                             (136)              (69)
             Other liabilities                                                     (18)              266
                                                                           -----------       -----------
         Net cash from operating activities                                      1,880             4,906

         Cash flows from investing activities
              Activity in available-for-sale securities:
                 Maturities, calls and principal repayments                      11,146            17,203
                 Sales                                                           11,164            11,580
                 Purchases                                                      (17,742)          (24,460)
         Net change in loans                                                      7,470             5,028
         Proceeds from sale of foreclosed and repossessed assets                    119               750
         Purchase of Federal Home Loan Bank stock                                    (2)                -
         Purchases of premises and equipment, net                                   (95)             (126)
         Proceeds of sale of premises and equipment, net                             65                 -
         Proceeds of sale of intangible assets                                       39                 -
         Cash paid in acquisition                                                     -              (106)
                                                                            -----------       -----------
         Net cash from investing activities                                      12,164             9,869

FIRST SECURITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except for per share data)

	2004	2003
Cash flows from financing activities
Net change in deposits	(11,778)	1,685
Net change in repurchase agreements and
short-term borrowings	(3,017)	663
Proceeds from Federal Home Loan Bank advances	--	--
Repayments of Federal Home Loan Bank advances	(4,266)	(2,005)
Proceeds from issuance of note payable	--	5,000
Repayments of note payable	(2,000)	--
Proceeds from issuance of options and common stock	18	1,082

Net cash from financing activities	(21,043)	6,425

Net change in cash and cash equivalents	$(6,999)	$21,200
Cash and cash equivalents at beginning of period	30,013	8,813

Cash and cash equivalents at end of period	$23,014	$30,013

Supplemental cash flow information:
Interest paid	$4,547	$5,541
Income tax paid	200	260
Supplemental non-cash disclosures:
Transfers from loans to foreclosed and repossessed assets	110	569

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements of First Security Bancorp, Inc. (“Bancorp”) and its wholly owned subsidiary First Security Bank of Lexington, Inc. (“Bank”) are together referred to as the “Company”. Intercompany transactions and balances are eliminated in consolidation.

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

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions.

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
December 31, 2004 and 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired loans or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on a number of factors, including the nature and volume of the non-classified loans, economic conditions and other factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated cash flows using the existing rate or at the fair value of the collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. Any excess of a loan balance over the recorded fair value of the assets received is charged to the allowance for loan losses at the time the assets are recorded. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. There were no additions to the valuation allowance for 2004 or 2003, as the fair value equaled the carrying cost.

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

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees in accordance with FASB Interpretation No. 45 are not material.

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

                                                                                2004               2003
                                                                               ------             ------

         Net income as reported                                           $       684       $       620

         Deduct:  Stock-based compensation expense
           determined under fair value based method                               (28)              (82)
                                                                          -----------       -----------

         Pro forma net income                                             $       656       $       538
                                                                          ===========       ===========

         Basic earnings per share as reported                             $       .44       $       .42
         Pro forma basic earnings per share                                       .42               .36

         Diluted earnings per share as reported                           $       .44       $       .41
         Pro forma diluted earnings per share                                     .42               .35

         The pro forma effects are computed using option pricing models, using the following  weighted-average  assumptions as of grant date for grants issued during the year.

                                                                                2004               2003
                                                                               ------             ------

         Risk-free interest rate                                                3.50%              3.18%
         Expected option life                                                5.0 years          5.0 years
         Expected stock price volatility                                          33%                36%
         Dividend yield                                                            -                  -

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

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Adoption of New Accounting Standards: In 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards in 2003 did not materially affect the Company’s operating results or financial condition.

In March 2004, the Emerging Issues Task Force (EITF) finalized and issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the [Company] for the year ended December 31, 2003. In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. We are currently evaluating the effect of the recognition and measurement provisions of EITF 03-1. While our analysis is pending the FASB’s revisions to EITF 03-1, we currently believe the adoption of EITF 03-1 will not result in a material impact on the Company’s results of operations or financial condition.

On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 requires acquired loans with poor credit quality to be recorded at fair value and prohibits carrying over or creation of valuation allowances in the initial accounting for the loans. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 is not expected to have a material impact on the Company’s results of operations or financial condition.

In December, 2004, the FASB issued an amendment to SFAS 123 (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company for the first quarter of 2006.

SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of the required effective date, the Company will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The Company will first report compensation cost under SFAS 123R in the first quarter of 2006. We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but we currently believe the adoption of SFAS 123R will not result in a material impact on the Company’s results of operations or financial condition.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $248,000 and $154,000 was required to meet regulatory reserve and clearing requirements at year end 2004 and 2003. These balances do not earn interest.

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

(The balance of this page is intentionally left blank)

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 2 – SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

                                                                              Gross              Gross
                                                              Fair          Unrealized         Unrealized
                                                              Value            Gains             Losses
                                                              -----            -----             ------
           2004
              U.S. Government and federal agency        $    13,448       $           2       $       (71)
              State and municipal                               882                   7                 -
              Mortgage-backed                                19,418                 116               (51)
                                                        -----------       -------------       -----------
              Total                                     $    33,748       $         125       $      (122)
                                                        ===========       =============       ===========

           2003
              U.S. Government and federal agency        $     9,437       $          75       $        (6)
              State and municipal                             2,873                  41                (4)
              Mortgage-backed                                26,314                 280               (71)
                                                        -----------       -------------       -----------
              Total                                     $    38,624       $         396       $       (81)
                                                        ===========       =============       ===========

Securities with unrealized losses at year end 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                   12 Months or Less             More than 12 Months          Total
                                 -------------------------       ---------------------   --------------------
                                 Fair           Unrealized       Fair       Unrealized   Fair     Unrealized
                                 Value          Loss             Value        Loss       Value      Loss
                                 -----          ----             -----        ----       -----      ----

         Description of Securities
         U.S. Government and
            federal agency      $ 10,448       $   (71)        $      -       $    -     $ 10,448  $   (71)
           State and municipal         -             -                -            -            -        -
         Mortgage-backed           5,126            (4)           3,266          (47)       8,393      (51)
                                --------       -------         --------       ------     --------  -------

         Total temporarily
            impaired with stated
            maturities          $ 15,574       $   (75)        $  3,266       $  (47)    $ 18,841  $  (122)
                                ========       =======         ========       ======     ========  =======

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at year end 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                   12 Months or Less           More than 12 Months                  Total
                                 -------------------------     -----------------------     ----------------------
                                 Fair           Unrealized     Fair         Unrealized     Fair       Unrealized
                                  Value          Loss          Value          Loss         Value         Loss
                                  -----          ----          -----          ----         -----         ----

         Description of Securities
         U.S. Government and
            federal agency      $    494       $    (6)       $      -       $    -        $    494     $    (6)
           State and municipal       514            (3)            259           (1)            773          (4)
         Mortgage-backed           5,633           (71)              -            -           5,633         (71)
                                --------       -------        --------       ------        --------     -------

         Total temporarily
            impaired with stated
            maturities          $  6,641       $   (80)       $    259       $   (1)       $  6,900     $   (81)
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

Sales of available-for-sale securities were as follows:

	2004	2003
Proceeds	$11,164	$11,580
Gross gains	318	698
Gross losses	--	4

Proceeds, as defined above, do not include proceeds from calls prior to the stated maturities, proceeds from redemptions at the stated maturity or proceeds received from normal repayments, as in the case of mortgage-backed securities.

The fair value of debt securities and carrying amount, if different, at year end 2004 by contractual maturity were as follows. Securities not due at a single maturity date, but rather having periodic repayments and a final maturity date consist primarily of mortgage-backed securities, as shown below.

Fair Values
Due in one year or less	$ 3,194
Due from one to five years	10,603
Due from five to ten years	533
Due after ten years	--

Total securities due at a single maturity date	14,330
Mortgage-backed securities	19,148

Total	$ 33,748

Securities pledged at year end 2004 and 2003 had carrying amounts of $13.1 million and $8.8 million, and were pledged to public deposits and repurchase agreements.

At year end 2004 and 2003, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 3 – LOANS

Loans at year end were as follows:

                                                                                      2004              2003
                                                                                     ------            ------
           Commercial                                                           $    58,125       $    49,165
           Mortgage loans on real estate:
                Commercial                                                           40,087            61,669
                Residential                                                          10,069            14,882
                Construction                                                         26,299            16,990
                Home equity                                                          11,637            11,488
           Consumer                                                                   5,531             6,035
           Credit card                                                                  828               883
                                                                                -----------       -----------
           Subtotal                                                                 152,576           161,112
           Less allowance for loan losses                                            (1,720)           (2,379)
                                                                                -----------       -----------
           Loans, net                                                           $   150,856       $   158,733
                                                                                ===========       ===========

Substantially all residential mortgage loans are pledged to the Federal Home Loan Bank as collateral for advances as additionally discussed in Note 8.

Changes in the allowance for loan losses were as follows:

                                                                                     2004              2003
                                                                                    ------            ------

           Beginning balance                                                    $     2,379       $     2,459
           Loans charged-off                                                           (962)             (858)
           Recoveries                                                                     6               109
           Provision for loan losses                                                    297               669
                                                                                -----------       -----------
           Ending balance                                                       $     1,720       $     2,379
                                                                                ===========       ===========

         Impaired loans were as follows:
                                                                                     2004              2003
                                                                                    ------            ------
           Year end loans with no allocated allowance
                for loan losses                                                 $         -       $         -
           Year end loans with allocated allowance
              for loan losses                                                         3,846             3,162
                                                                                -----------       -----------
           Total                                                                $     3,846       $     3,162
                                                                                ===========       ===========

         Amount of the allowance for loan losses allocated                      $       928       $     1,300

         Average of impaired loans during the year                                    5,075             3,894
         Interest income recognized during impairment                                   109               135
         Cash-basis interest income recognized                                          109               135

Impaired loans include $3.1 million with a troubled borrower which was restructured during 2002.

Nonperforming loans were as follows:

                                                                                     2004              2003
                                                                                    ------            ------

         Loans past due 90 days still on accrual                                $        10       $       214
         Nonaccrual loans                                                             2,969             3,605

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

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 4 – PREMISES AND EQUIPMENT

Year end premises and equipment were as follows:

                                                                                     2004             2003
                                                                                    ------           ------

         Land                                                                   $     1,250       $     1,250
         Buildings                                                                    4,956             4,956
         Leasehold improvements                                                         342               305
         Furniture and equipment                                                      2,105             2,285
                                                                                -----------       -----------
         Total cost                                                                   8,654             8,796
              Accumulated depreciation                                               (1,513)           (1,211)
                                                                                -----------       -----------

              Premises and equipment, net                                       $     7,141       $     7,585
                                                                                ===========       ===========

Depreciation expense was $474 and $473 for 2004 and 2003.

The Company leases its three branch locations and, until September 10, 2004, its two loan production offices under noncancelable operating leases with various terms and renewal options. Rent expense under these leases for the years ended December 31, 2004 and 2003 was $231 and $262.

Rent commitments under these noncancelable operating leases were as follows, before considering renewal options that are generally present (in thousands):

                  2005                                                          $       167
                  2006                                                                  123
                  2007                                                                  112
                  2008                                                                   74
                  2009                                                                   76
                  Thereafter                                                            957
                                                                                -----------

                  Total                                                         $     1,509
                                                                                ===========

In addition, the Company leases small items of office equipment, such as photocopiers, using agreements from one year to three years. These are not considered material and are not included in the above table.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

                                                                                     2004             2003
                                                                                    ------           ------

                  Beginning of year                                             $       106       $         -
                  Acquired goodwill                                                       -               106
                  Write off of goodwill                                                (106)                -
                                                                                ----------       -----------
                  Total                                                         $         -       $       106
                                                                                ===========       ===========

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS (Continued)

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

                                                           2004                          2003
                                              -------------------------      -------------------------------
                                                Gross                           Gross
                                              Carrying       Accumulated      Carrying           Accumulated
                                               Amount       Amortization       Amount           Amortization
           Amortized intangible assets:
              Other customer relationship
                intangibles                 $         -     $          -     $        67       $           24
                                            ===========     ============     ===========       ==============

Aggregate amortization expense was $10 and $14 for 2004 and 2003. These intangible assets were written off during 2004 (see Note 17).

NOTE 6 – DEPOSITS

The scheduled maturities of time deposits as of December 31, 2004 were as follows (in thousands):

                  2005                                                                $    61,964
                  2006                                                                     20,426
                  2007                                                                     10,615
                  2008                                                                      7,543
                  2009                                                                        464
                  Thereafter                                                                    -
                                                                                      -----------
                  Total                                                               $   101,012
                                                                                      ===========

At year end 2004 and 2003, time deposits with balances in excess of $100 totaled $41,638 and $51,207, respectively.

(The balance of this page is intentionally left blank)

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by U.S. Government and agency obligations and by mortgage-backed securities with a carrying amount of $13,094 and $8,840 at year end 2004 and 2003.

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

                                                                                     2004              2003
                                                                                    ------            ------

           Average balance during the year                                      $    7,483          $  4,901
           Average interest rate during the year                                     0.67%             0.78%
           Maximum month end balance during the year                            $    8,729          $  8,874
           Weighted average interest rate at year end                                1.57%             0.98%

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES AND NOTE PAYABLE

At year end, advances from the Federal Home Loan Bank were as follows:

                                                                                     2004              2003
                                                                                    ------            ------
           Monthly maturities of July, 2005 through December, 2016,
              at fixed rates ranging from 2.84% to 6.71%                        $     8,246         $10,512
           Principal due at maturity in May 2004, at fixed rate of 3.73%                 -            2,000
                                                                                -----------         -------

           Total                                                                $     8,246         $12,512
                                                                                ===========         =======

Advances are secured by the Federal Home Loan Bank stock and substantially all residential mortgage loans under a blanket lien arrangement.

Principal payments on advances over the next five years are as follows (in thousands):

                  2005                                                          $     3,049
                  2006                                                                  515
                  2007                                                                  378
                  2008                                                                2,213
                  2009                                                                  959
                  Thereafter                                                          1,132
                                                                                -----------

                  Total                                                         $     8,246
                                                                                ===========

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES AND NOTE PAYABLE (Continued)

Note Payable: On December 30, 2003, the Company entered into a credit agreement with another financial institution that provides for a reducing revolving line of credit in the maximum amount of $6 million, of which $5 million was drawn at inception. The related note is secured by 100% of the common shares of the Bank and has a maturity of December 31, 2006. The maximum amount available under the credit agreement was reduced to $4 million on December 31, 2004 and will be reduced to $3 million on December 31, 2005. The note bears interest at a variable rate, at the option of the Company on a quarterly basis, at prime less .25% or at LIBOR plus 2.40%. Interest is payable monthly and, other than payments required to reduce the balance to the maximum available amount, there are no scheduled principal repayments.

The credit agreement contains a number of covenants relating to the operation of the Bank including the maintenance of a minimum equity capital ratio, a maximum ratio of non-performing assets to total loans, a minimum return on average assets and the maintenance of a minimum dividend payment capacity by the Bank. Covenants applicable to the Company include a prohibition of the payment of dividends on its common stock. At year end 2004, all covenants of the credit agreement were either met or waived by the lender.

NOTE 9 – BENEFIT PLANS

The Bank has a 401(k) benefit plan which allows employee contributions up to 92% of their compensation plus an additional sum depending on the age of the participant, all subject to an annual overall limitation that changes each year in accordance with regulations issued by the Internal Revenue Service. The Bank matches 100% of the first 4% of compensation contributed. Expense for the years ended December 31, 2004 and 2003 was $57 and $63.

NOTE 10 – INCOME TAXES

Income tax expense (benefit) was as follows:

                                                                                     2004             2003
                                                                                    ------           ------

           Current federal                                                      $        71       $         -
           Deferred federal                                                             234               126
                                                                                -----------       -----------
           Total                                                                $       305       $       126
                                                                                ===========       ===========

Effective rates differ from the federal statutory rate of 34% applied to income before taxes due to the following:

                                                                                     2004             2003
                                                                                    ------           ------

           Federal statutory rate times the financial statement income          $       336       $       254

           Effect of:
              Tax-exempt income                                                         (12)             (109)
              Low income housing tax credits                                            (24)              (24)
              Other, net                                                                  5                 5
                                                                                -----------       -----------

              Total                                                             $       305       $       126
                                                                                ===========       ===========

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 10 – INCOME TAXES (Continued)

Year end deferred tax assets and liabilities were due to the following:

                                                                                     2004             2003
                                                                                    ------           ------
           Deferred tax assets
              Allowance for loan losses                                         $       426       $       682
              Unused tax credits                                                          -                65
              Net operating loss carryforward                                             -                16
              Organizational costs                                                        -                 1
              Other                                                                      47                39
                                                                                -----------       -----------
                                                                                        473               803
                                                                                -----------       -----------

         Deferred tax liabilities
              FHLB stock dividends                                              $       (44)      $       (33)
              Depreciation                                                             (195)             (200)
              Cash to accrual                                                             -               (34)
              Net unrealized security gains                                              (1)             (107)
              Prepaid expenses                                                          (60)              (62)
              Other                                                                     (14)              (80)
                                                                                -----------       -----------
                                                                                       (314)             (516)
                                                                                -----------       ------ ----

         Net deferred tax asset                                                 $       159       $       287
                                                                                ===========       ===========

NOTE 11 – RELATED PARTY TRANSACTIONS

Loans to executive officers, directors, and their affiliates in 2004 were as follows (in thousands):

              Beginning balance                                                 $    14,595
              New loans                                                               9,209
              Effect of changes in related parties                                   (1,471)
              Repayments                                                            (10,875)
                                                                                -----------
              Ending balance                                                    $    11,458
                                                                                ===========

Deposits from executive officers, directors, and their affiliates at year end 2004 and 2003 were approximately $6.0 million and $3.7 million, respectively.

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

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 11 – RELATED PARTY TRANSACTIONS (Continued)

The rent commitment under this noncancelable operating lease is as follows, before considering the renewal option that is present (in thousands):

                  2005                                                          $        71
                  2006                                                                   72
                  2007                                                                   74
                  2008                                                                   74
                  2009                                                                   76
                  Thereafter                                                            957
                                                                                -----------
                   Total                                                        $     1,324
                                                                                ===========

NOTE 12 – STOCK OPTIONS

Stock Award Plan

Options to buy stock are granted to directors, officers and employees under the Company’s Stock Award Plan (“Stock Plan”), which provides for issuance of up to 200,000 options. Pursuant to the Stock Plan, options may be issued which are defined as incentive stock options or as non-qualified stock options. Incentive stock options are intended to qualify under the provisions of Internal Revenue Code Section 422 (“IRC”), which include, among other things, that the option price be not less than the fair value of the shares as of the date of grant. Non-qualified stock options are those that do not meet the requirements of the provisions of the IRC, and, accordingly, may contain terms that are different than those in place for incentive stock options. The Stock Plan is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

A summary of the activity in the Stock Plan is as follows:

                                                                     2004                    2003
                                                            ---------------------    --------------------
                                                                         Weighted                Weighted
                                                                          Average                 Average
                                                                         Exercise                Exercise
                                                            Shares         Price      Shares       Price
                                                            ------         -----      ------       -----

           Outstanding at beginning of year                 87,750       $  18.91     105,200    $   17.33
           Granted                                          45,350          17.15      22,000        19.55
           Exercised                                             -              -     (14,000)       14.07
           Forfeited                                       (13,450)         19.04     (25,450)       15.49
                                                        ----------                  ---------        -----

           Outstanding at end of year                      119,650       $  18.23      87,750     $  18.91
                                                        ==========                  =========

           Options exercisable at year end                  98,500       $  18.43      79,650      $ 18.80
                                                        ==========                  =========
           Weighted average fair value of options
              granted during year                       $     6.04                  $    7.07
                                                        ==========                  =========

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 12  – STOCK OPTIONS (Continued)

Options outstanding under the Stock Plan at year end 2004 were as follows:

                                      ----------------Outstanding-------------        --------Exercisable-----
                                                       Weighted
                                                        Average       Weighted                     Weighted
              Range of                                 Remaining       Average                      Average
              Exercise                                Contractual     Exercise                     Exercise
               Prices                  Number            Life           Price         Number         Price
               ------                  ------            ----           -----         ------         -----

            $13.75-$15.50                18,250     24 months        $    15.39        17,400     $    15.39
            $16.00-$22.00               101,400     60 months             18.74        81,100          19.08
                                        -------                                        ------

           Outstanding at year end      119,650     55 months        $    18.23        98,500     $    18.43
                                        =======                                        ======

Other Stock Options

The Company has granted other options in connection with the employment of the Company’s Chief Executive Officer which are separate from the aforementioned plan and tables. These options are non-qualified and were granted with an exercise price below the grant date market price. The difference between the exercise price and the market price will be recognized as compensation expense over the vesting period in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”

              Number of options           20,000
              Vesting schedule            4,000 options per year commencing September 15, 2004
              Maturity                    December 1, 2013
              Exercise price              $14.00
              Unamortized expense         $22

NOTE 13 – STOCK WARRANTS

The Company issued stock warrants to certain organizers of the Bank. The warrants, issued in 1997, entitled the holder to purchase additional shares of the Company’s common stock at the offering price of $10 per share at any time during 2003. All warrants were exercised during 2003, resulting in the issuance of 88,440 shares and the receipt by the Company of $884 in proceeds.

NOTE 14 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2004 and 2003, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

Actual and required capital amounts (in millions) and ratios are presented below at year end.

                                                                       To be Adequately        To be Well
                                                                       Capitalized Under    Capitalized Under
                                                                       Prompt Corrective    Prompt Corrective
                                                     Actual            Action Provisions    Action Provisions
                                               Amount       Ratio      Amount       Ratio    Amount      Ratio
                                               ------       -----      ------       -----    ------      -----

           2004
           ----
              Total Risk Based Capital to
                Risk-weighted assets
                  Consolidated              $     22.3      12.6%      $ 14.1       8.0%     $ 17.7     10.0%
                  Bank only                       24.5      13.8%        14.1       8.0%       17.7     10.0%

              Tier I Capital to Risk-
                weighted assets
                  Consolidated              $     20.6      11.6%      $  7.1       4.0%     $ 10.6      6.0%
                  Bank only                       22.8      12.9%         7.1       4.0%       10.6      6.0%

              Tier I Leverage Capital to
                Average assets
                  Consolidated              $     20.6       9.8%      $  8.4       4.0%     $ 10.5      5.0%
                  Bank only                       22.8      10.8%         8.4       4.0%       10.5      5.0%

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

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 14 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS
 (Continued)

Banking regulations limit the amount of capital distributions that may be paid by the Bank without prior approval. Generally, capital distributions are limited to undistributed net income for the current year and prior two years. In addition, generally, capital distributions may be made only to the extent of retained earnings. At year end 2004, approximately $834 was available to pay dividends to the Company. The Company’s ability to pay dividends is dependent on the Bank. In addition, in 2003 the Company entered into a credit agreement that contains restrictions on dividends it can pay. (See Note 8)

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

NOTE 15 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

                                                              2004                            2003
                                                      --------------------             -------------------
                                                      Fixed       Variable            Fixed       Variable
                                                      -----       --------            -----       --------
                                                                          (in thousands)

           Commitments to make loans                $      -      $     334          $       -      $     600
           Unused lines of credit                        477         40,339              6,003         27,883
           Letters of credit                               -          4,038                  -          1,360

Commitments to make loans are generally made for periods of 3 months or less.

Letters of credit are considered financial guarantees under FASB Interpretation 45. These instruments are carried at fair value, which was immaterial at year end 2004 and 2003.

(The balance of this page is intentionally left blank)

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year end:

                                                          2004                               2003
                                              -------------------------         ---------------------------                                          Carrying            Fair            Carrying           Fair
                                               Amount            Value            Amount           Value
                                               ------            -----            ------           -----
         Financial assets
           Cash and cash equivalents         $    23,014      $    23,014      $    30,013      $    30,013
           Securities available-for-sale          33,748           33,748           38,624           38,624
           Loans held for sale                         -                -              407              411
           Loans, net                            150,856          151,078          158,733          160,689
           Federal Home Loan Bank stock              806              806              772              772
           Accrued interest receivable               856              856              956              956

         Financial liabilities
           Deposits                          $   178,862      $   179,621      $   190,640      $   192,089
           Repurchase agreements and
              short-term borrowings                5,857            5,857            8,874            8,874
           Note Payable                            3,000            3,000            5,000            5,000
           Federal Home Loan Bank advances         8,246            8,428           12,512           12,959
           Accrued interest payable                  373              373              509              509

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

NOTE 17 – ACQUISITION AND SALE OF MORTGAGE ORIGINATION COMPANY

On March 15, 2002, the Bank acquired the assets of First Mortgage Company, Inc., in Lexington, Kentucky. The operations were assumed by the Bank and were promoted under the name “First Security Mortgage Company”, the purpose of which was to originate mortgage loans for sale into the secondary market. The acquisition agreement included a purchase price of up to $476, $69 of which was paid at closing for fixed assets. The remainder of the purchase price was payable contingent upon the department’s earnings over the ensuing four years. In conjunction with the purchase and in addition to the fixed assets, the Bank recorded $67 in intangibles for customer lists and a non-compete agreement which was being amortized over five years. Of the remaining contingent purchase price, $106 was earned in 2003 and recorded as goodwill. In September 2004, the assets used in this department were sold to First Mortgage, LLC, an entity created by the two principal bank employees of the department. In connection with this transaction, First Mortgage, LLC assumed the operating leases and hired bank employees who were employed within this department. The Bank recorded a loss of $100 in connection with this sales transaction, which was the write off of the investment in goodwill and other intangible assets.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 18 – PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed financial information of First Security Bancorp, Inc. follows:

CONDENSED BALANCE SHEETS,
December 31

                                                                                     2004             2003
                                                                                    ------           ------
         ASSETS
         Cash and due from banks                                                $       325       $       909
         Investment in subsidiary                                                    22,783            24,011
         Other assets                                                                   505               197
                                                                                -----------       -----------

           Total assets                                                         $    23,613       $    25,117
                                                                                ===========       ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Liabilities
           Note Payable                                                         $     3,000       $     5,000
           Other liabilities                                                              5                 5
                                                                                -----------       -----------

           Total liabilities                                                          3,005             5,005
                                                                                ===========       ===========

         Shareholders' Equity
           Common stock                                                               8,926             8,926
           Paid-in capital                                                            8,944             8,926
           Retained earnings                                                          2,736             2,052
           Accumulated other comprehensive income (loss)                                  2               208
                                                                                          -               ---
           Total shareholders' equity                                                20,608            20,112
                                                                                -----------       -----------

                Total liabilities and shareholders' equity                      $    23,613       $    25,117
                                                                                ===========       ===========

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 18 – PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME
Years Ended December 31

                                                                                    2004             2003
                                                                                    ------           ------
         Income
           Interest income                                                      $         1       $         -
           Other income                                                                   -                17
           Dividend from subsidiary                                                   2,000                 -
                                                                                -----------       -----------
                                                                                      2,001                17
         Expenses
           Salaries and employee benefits                                                18                55
           Professional fees                                                            188               205
           Interest Expense                                                             213                 -
           Other                                                                         27                55
                                                                                         --                --
                                                                                        446               315
                                                                                -----------       -----------

         Income (loss) before income tax and undistributed
           subsidiary income                                                          1,555              (298)
         Income tax benefit                                                             151               101
                                                                                -----------       -----------

         Income (loss) before undistributed earnings
           of subsidiary                                                              1,706              (197)
         Equity in undistributed earnings of subsidiary                              (1,022)              817
                                                                                -----------       -----------

         Net income                                                             $       684       $       620
                                                                                ===========       ===========

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 18 – PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOW
Years ended December 31

                                                                                     2004             2003
                                                                                    ------           ------

         Cash flows from operating activities
           Net income                                                           $    684          $     620
              Adjustments to reconcile net income
                to net cash from operating activities
           Equity in undistributed earnings of subsidiary                          1,022               (817)
           Change in other assets                                                   (308)               (93)
           Change in other liabilities                                                 -                 (7)
                                                                                --------          ---------
           Net cash from operating activities                                      1,398               (297)

         Cash flows from investing activities
           Investment in subsidiary                                                    -             (5,000)

         Cash flows from financing activities
           Proceeds from borrowing                                                     -              5,000
           Repayments on note                                                     (2,000)
           Proceeds from issuance of options and common stock                         18              1,082
                                                                                --------          ---------
           Net cash from financing activities                                     (1,982)             6,082
                                                                                --------          ---------

         Net change in cash and cash equivalents                                    (584)               785

         Cash and cash equivalents at beginning of period                            909                124
                                                                                --------          ---------
         Cash and cash equivalents at end of period                             $    325          $     909
                                                                                ========          =========

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 19 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

                                                                                     2004             2003
                                                                                    ------           ------

                      Basic
                           Net income                                           $       684       $       620
                                                                                ===========       ===========

                           Weighted average common shares                             1,559             1,488
                                                                                ===========       ===========

                           Basic earnings per common share                      $       .44       $       .42
                                                                                ===========       ===========

                      Diluted
                           Net income                                           $       684       $       620
                                                                                ===========       ===========

                      Weighted average common shares outstanding
                         for basic earnings per common share                          1,559             1,488

                      Add: Dilutive effects of assumed exercises of
                         Stock warrants                                                   -                27
                         Stock options                                                    5                 8
                                                                                -----------       -----------

                      Average shares and dilutive potential
                         common shares                                                1,564             1,523
                                                                                ===========       ===========

                      Diluted earnings per common share                         $       .44       $       .41
                                                                                ===========       ===========

Stock options for 58,000 and 66,000 shares of common stock were not considered in computing diluted earnings per common share for 2004 and 2003, respectively, because they were anti-dilutive.

NOTE 20 – OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                                                     2004             2003
                                                                                    ------           ------

                    Unrealized holding gains and losses on
                      available-for-sale securities                               $      7          $    624
                    Less reclassification adjustments for gains
                      and losses later recognized as income                           (318)             (694)
                                                                                  --------          --------
                    Net unrealized gains and losses                                   (311)              (70)
                    Tax effect                                                         105                16
                                                                                  --------          --------
                    Other comprehensive income (loss)                             $   (206)         $    (54)
                                                                                  ========          ========

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 21 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                         Net Interest     Noninterest      Noninterest         Net     Earnings per Share
                             Income          Income           Expense      Income       Basic        Diluted
                             ------          ------           -------      ------       -----        -------

    2004
       First quarter     $  1,448         $    515         $    1,649      $  201       $ .13          $.13
       Second quarter       1,648              396              1,698         203         .13           .13
       Third quarter        1,585              361              1,735         (1)           -             -
       Fourth quarter       1,646              225              1,456         281         .18           .18

   2003
       First quarter     $  1,491         $    460         $    1,679      $  123       $ .08          $.08
       Second quarter       1,480              961              1,863         202         .14           .13
       Third quarter        1,435              794              1,855         249         .17           .16
       Fourth quarter       1,525              551              1,885         46          .03           .04

(The balance of this page is intentionally left blank)

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

On March 24, 2004, the Board of Directors of First Security determined to engage BKD, LLP (“BKD”) as its independent auditors for the fiscal year ended December 31, 2004. The determination to replace Crowe Chizek and Company, LLP (“Crowe Chizek”) was recommended by the Audit Committee and approved by the full Board of Directors.

The report of Crowe Chizek for the year ended December 31, 2003 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the year ended December 31, 2003 and during the period from December 31, 2003 to March 24, 2004, there were no disagreements between First Security and Crowe Chizek concerning accounting principles or practices, financial statement disclosures, or auditing scope or procedure or any reportable events.

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Security maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to First Security Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. First Security carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that First Security Bancorp’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in First Security Bancorp’s internal control over financial reporting during First Security Bancorp’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, First Security Bancorp’s internal control over financial reporting.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                 PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item (other than the information presented below) is contained under the headings “Item 1. Election of Directors,” “Other Information About Management,” and “Share Ownership by Directors, Executive Officers and Certain Beneficial Owners — Section 16(a) Beneficial Ownership Reporting Compliance” in First Security Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, and incorporated herein by reference.

Audit Committee Expertise: The Board of Directors of First Security has a separately designated Audit Committee. Our Audit Committee Charter contains independence requirements members of the Audit Committee must meet, and requires each Audit Committee member to be able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement, or to be able to do so within a reasonable period of time after his or her appointment to the Audit Committee. At least one member of the Audit Committee must have had past employment experience in finance or accounting or a professional certification in accounting or comparable experience or background which results in that individual possessing financial sophistication. Although not a requirement, our Audit Committee Charter contemplates that First Security will seek to have at least one member of the Audit Committee who is considered to be a “financial expert”, as defined by the Securities and Exchange Commission.

The Board of Directors has determined that First Security presently does not have an “audit committee financial expert” serving on its Audit Committee, as that term is defined in Item 401 of SEC Regulation S-B. The Board of Directors believes that the Audit Committee members meet the independence and experience requirements mandated by our Audit Committee Charter, and have sufficient knowledge in financial and auditing matters to serve on the committee. The Board of Directors will monitor and evaluate its need for an audit committee financial expert throughout fiscal 2005.

Code of Ethics: As a banking organization, we have in place various policies and procedures designed to promote honest and ethical conduct consistent with the extensive banking laws and regulations that govern our business. These policies and procedures have been updated throughout 2004, and we believe that our current code of ethics that applies to our senior financial officers (Chief Executive Officer and Chief Financial Officer) is in conformity with the requirements for a code of ethics as defined in Item 406 of SEC Regulation S-B, which the SEC adopted in 2003. A copy of our Code of Ethics is posted on our website at http://www.myfsb.net. It can be accessed from “Investor Relations.”

ITEM 10.    EXECUTIVE COMPENSATION

The information required by this Item is contained under the heading, “Executive Compensation and Certain Transactions” in First Security Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, and is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained under the headings, “Share Ownership by Directors, Executive Officers and Certain Beneficial Owners” in First Security Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, and is incorporated herein by reference. The information under the heading “Equity Plan Compensation” in Item 5 of this report is incorporated by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in First Security Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, under the headings, “Executive Compensation and Certain Transactions – Certain Transactions with Management” and “Executive Compensation and Certain Transactions – Employment Agreements” and is incorporated herein by reference.

ITEM 13.    EXHIBITS

The following exhibits are furnished with this report (* denotes a management contract or compensatory plan arrangement):

3.1      Articles of Incorporation of First Security Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

3.2      Articles of Amendment to Articles of Incorporation of First Security Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

3.3      Bylaws of First Security Bancorp, Inc. incorporated by reference to Exhibit 3.3 of the Company’s Form 10-KSB filed for the year ended December 31, 2003 [No. 000-49781]).

4.1      Articles of Incorporation of First Security Bancorp, Inc. (included in Exhibit 3.1) (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

4.2       Articles of Amendment of Articles of Incorporation of First Security Bancorp, Inc. (included in Exhibit 3.2) (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2 [No. 333-43444]).

4.3      Amended and Restated Bylaws of First Security Bancorp, Inc. incorporated by reference to Exhibit 4.3 of the Company’s Form 10-KSB filed for the year ended December 31, 2003 [No. 000-49781]).

*10.1       Employment Agreement between First Security Bancorp, Inc. and John S. Shropshire (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form SB-2 [No. 333-43444]).

*10.2       Severance Agreement for John S. Shropshire incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003[Commission File No. 000-49781]). 10.3 Contract for Electronic Data Processing Services between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form SB-2 [No.333-43444]).

10.4      Outsource Contract between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

10.5      Business/Manager License Agreement between Private Business, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form SB-2 [No.333-43444]).

10.6       Agreement for Administration of Credit Card Program between Crittson Financial, LLC and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form SB-2 [No. 333-43444]).

10.7       Leases between THOMCO, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.7 of the Company's Registration statement on Form SB-2 [No. 333-43444]).

10.8       Grounds lease between Cherrywood Development, LLC and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form SB-2 [No. 333-43444]).

10.9       Grounds lease between LEX/108, LLC and First Security Bank of Lexington, Inc. for the lease of land and improvements in Palomar Centre in Lexington, Kentucky used for the purpose of a First Security Bank branch office.

10.10       First Security Bank of Lexington, Inc. Stock Award Plan (Amended and Restated as of March 18, 2003).(incorporated by reference to Exhibit 10.9 to the Form 10-K of First Security Bancorp, Inc. for the year ended December 31, 2002 [Commission File No. 000-49781]).

10.11       Contract for Electronic Data Processing Services between BSC, Inc. and First Security Bank of Lexington, Inc. dated as of November 14, 2003.

10.12       Outsource Contract between BSC, Inc. and First Security Bank of Lexington, Inc.

10.13       Data Processing Agreement between Fifth Third Bank and First Security Bank of Lexington, Inc. dated March 30, 2004.

*10.14       Employment Agreement between First Security Bancorp, Inc. and R. Douglas Hutcherson (incorporated by reference to Exhibit 10.11 of the Company's 10-KSB filed for the year ended December 31, 2003 [No. 000-49781]).

11.1       Statement re: Computation of Per share earnings (included in Note 20 to the Company's Consolidated Financial Statement included in this report).

21.1       Subsidiaries of First Security Bancorp, Inc.

23.1       Consent of BKD, LLC.

23.2       Consent of Crowe Chizek and Company LLC.

31.1       Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2       Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1       Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002.

32.2       Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in First Security Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005 under the heading, “Independent Public Accountants” and is incorporated herein by reference.

(The balance of this page is intentionally left blank)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY BANCORP, INC.

By: /s/ R. Douglas Hutcherson
President and Chief Executive Officer
Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Len Aldridge Len Aldridge	Chairman of the Board	March 30, 2005

/s/ R. Douglas Hutcherson R. Douglas Hutcherson	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2005
/s/ John G. Sullivan John G. Sullivan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005
/s/ Julian E. Beard Julian E. Beard	Director	March 30, 2005
Harold Glenn Campbell	Director
/s/ A. F. Dawahare A. F. Dawahare	Director	March 30, 2005
/s/ Kenneth L. Gerson Kenneth L. Gerson	Director	March 30, 2005
/s/ Tommy R. Hall Tommy R. Hall	Director	March 30, 2005
/s/ Erle L. Levy Erle L. Levy	Director	March 30, 2005
/s/ Ira P. Mersack Ira P. Mersack	Director	March 30, 2005
Robert J. Rosenstein	Director
/s/ Richard S. Trontz Richard S. Trontz	Director	March 30, 2005
/s/ William T. Vennes William T. Vennes	Director	March 30, 2005
/s/ Kathy E. Walker Kathy E. Walker	Director	March 30, 2005
/s/ D. Woodford Webb D. Woodford Webb	Director	March 30, 2005

EXHIBIT INDEX

Exhibit No.                     Description

3.1	Articles of Incorporation of First Security Bancorp, Inc.*
3.2	Articles of Amendment to Articles of Incorporation*
3.3	Bylaws of First Security Bancorp, Inc.*
4.1	Articles of Incorporation of First Security Bancorp, Inc.*
4.2	Articles of Amendment of Articles of Incorporation of First Security Bancorp, Inc. (included in Exhibit 3.2)*
4.3	Amended and Restated Bylaws of First Security Bancorp, Inc.*
10.1	Employment Agreement between First Security Bancorp, Inc. and John S. Shropshire*
10.2	Severance Agreement for John S. Shropshire*
10.3	Contract for Electronic Data Processing Services between BSC, Inc. and First Security Bank of Lexington, Inc.*
10.4	Outsource Contract between BSC, Inc. and First Security Bank of Lexington, Inc.*
10.5	Business/Manager License Agreement between Private Business, Inc. and First Security Bank of Lexington, Inc.*
10.6	Agreement for Administration of Credit Card Program between Crittson Financial, LLC and First Security Bank of Lexington, Inc.*
10.7	Leases between THOMCO, Inc. and First Security Bank of Lexington, Inc.*
10.8	Grounds lease between Cherrywood Development, LLC and First Security Bank of Lexington, Inc.
10.9	Grounds lease between LEX/108, LLC and First Security Bank of Lexington, Inc.
10.10	First Security Bank of Lexington, Inc. Stock Award Plan (Amended and Restated as of March 18, 2003)*
10.11	Contract for Electronic Data Processing Services between BSC, Inc. and First Security Bank of Lexington, Inc.
10.12	Outsource Contract between BSC, Inc. and First Security Bank of Lexington, Inc.
10.13	Data Processing Agreement between Fifth Third Bank and First Security Bank of Lexington, Inc.
10.14	Employment Agreement between First Security Bancorp, Inc. and R. Douglas Hutcherson*
11.1	Statement re: Computation of Per share earnings (included in Note 19 to the Company's Consolidated Financial Statement included in this report).
21.1	Subsidiaries of First Security Bancorp, Inc.
23.1	Consent of BKC, LLP
23.2	Consent of Crowe Chizek and Company LLC
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002

*      Incorporated by reference. See Item 13.