Form 10QSB
period 2005-03-31
FIRST SECURITY BANCORP INC /KY/
filed 2005-05-11
CIK 1109610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 000-49781

First Security Bancorp, Inc.

(Name of small business issuer in its charter)

Kentucky	61-1364206
(State of juriscition of incorporation or organization)	(I.R.S. Employer Identification No.)

318 East Main Street, Lexington, Kentucky 40507
(Address of principal executive offices)

(859) 367-3700
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,560,290 shares of common stock as of May 10, 2005.

Transitional Small Business Disclosure format (check one): Yes [ ] No[X]

FIRST SECURITY BANCORP, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements
Item 2.  Management’s Discussion and Analysis or Plan of Operation
Item 3.  Controls and Procedures

PART II — OTHER INFORMATION
Item 6.  Exhibits

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except for per share data)

	(Unaudited) March 31, 2005	December 31, 2004	(Unaudited) March 31, 2004

ASSETS
Cash and due from banks	$4,900	$4,446	$3,777
Federal funds sold	8,673	18,568	14,425

Total cash and cash equivalent	13,573	23,014	18,202
Securities available-for-sale	38,284	33,748	39,516
Loans held for sale	-	-	354
Loans, net of allowance of $1,653, $1,720 and $2,384	150,380	150,856	158,817
Federal Home Loan Bank stock	815	806	780
Foreclosed assets	135	110	74
Premises and equipment, net	7,043	7,141	7,480
Goodwill	-	-	106
Other intangible assets	-	-	39
Accrued interest receivable and other assets	1,851	1,759	1,445

	$212,081	$217,434	$226,813

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$20,764	$22,670	$21,582
Interest bearing	154,887	156,192	159,674

Total deposits	175,651	178,862	181,256
Federal funds purchased and repurchase agreements	3,475	5,857	7,563
Note Payable	3,000	3,000	5,000
Federal Home Loan Bank advances	7,667	8,246	11,956
Accrued interest payable and other liabilities	1,560	861	639

Total liabilities	191,353	196,826	206,414
Commitments and contingent liabilities
Shareholders' equity
Common stock, no par value: 5,000,000 shares
authorized; March 31, 2005 - 1,560,290 shares issued,
December 31, 2004 and March 31, 2004 - 1,558,690
shares issued	8,938	8,926	8,926
Additional paid-in capital	8,956	8,944	8,926
Retained earnings	3,131	2,736	2,253
Accumulated other comprehensive income (loss)	(297)	2	294

Total shareholders' equity	20,728	20,608	20,399

	$212,081	$217,434	$226,813

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
For the Three Month Periods Ended March 31
(Amounts in thousands, except for per share data)

	Three Months Ended March 31,
	2005	2004

Interest Income
Loans, including fees	$2,396	$2,281
Taxable securities	354	316
Tax exempt securities	9	17
Federal funds sold and other	52	48

	2,811	2,662

Interest expense
Deposits	972	1,028
Federal funds purchased and repurchase agreements	18	12
Federal Home Loan Bank advances	87	127
Note payable and other debt	38	47

	1,115	1,214

Net interest income	1,696	1,448
Provision for loan losses	-	25

Net interest income after provision for loan losses	1,696	1,423
Noninterest income
Service charges on deposit accounts	161	148
Net gains on sales of loans	-	79
Net gains on sales of securities	-	243
Other	48	45

	209	515

Noninterest expense
Salaries and employee benefits	602	787
Occupancy and equipment	265	310
Data processing	155	129
Legal and professional fees	58	110
Advertising	15	34
Bankshares tax	46	37
Other	181	242

	1,322	1,649

Income before income taxes	583	289
Income tax expense	188	88

Net income	$395	$201

Weighted average common shares outstanding
(shares in thousands):
Basic	1,559	1,559
Diluted	1,563	1,563
Earnings per share
Basic	$.25	$.13
Diluted	$.25	$.13

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (Unaudited)
(Share and dollar amounts in thousands)

					Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2005	1,559	$8,926	$8,944	$2,736	$2	$20,608
Stock options exercised	1	12	12	-	-	24
Comprehensive Income:
Net income	-	-	-	395	-	395
Change in unrealized gain (loss) on
securities available for sale,
net of reclassification
and tax effects	-	-	-	-	(299)	(299)

Total comprehensive income						96

Balance, March 31, 2005	1,560	$8,938	$8,956	$3,131	$(297)	$20,728

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Month Periods Ended March 31,
(Dollar amounts in thousands, except for per share data)

	2005	2004
Cash flows from operating activities
Net income	$395	$201
Adjustments to reconcile net income to net
cash from operating activities:
Provision for loan losses	-	25
Depreciation and amortization	108	122
Net amortization of securities	43	87
Net realized gain on sale of securities	-	(243)
Federal Home Loan Bank stock dividends	(9)	(8)
Originations of loans held for sale	-	(3,623)
Proceeds from sale of loans	-	3,676
Net change in:
Accrued interest receivable	16	127
Other assets	(108)	330
Accrued interest payable	50	-
Other liabilities	805	(524)

Net cash from operating activities	1,300	170

Cash flows from investing activities
Activity in available-for-sale securities:
Maturities and principal repayments	1,049	3,624
Sales	-	5,498
Purchases	(6,083)	(9,726)
Net change in loans	451	(109)
Purchases of premises and equipment, net	(10)	(14)

Net cash from investing activities	(4,593)	(727)

Cash flows from financing activities
Net change in deposits	(3,211)	(9,384)
Net change in repurchase agreements and short-term borrowings	(2,382)	(1,311)
Repayments of Federal Home Loan Bank advances	(579)	(559)
Proceeds from issuance of common stock	24	-

Net cash from financing activities	(6,148)	(11,254)

Net change in cash and cash equivalents	$(9,441)	$(11,811)

Cash and cash equivalents at beginning of period	23,014	30,013

Cash and cash equivalents at end of period	$13,573	$18,202

Supplemental cash flow information:
Interest paid	$1,065	$1,498
Income tax paid	-	-

Supplemental non-cash disclosure:
Transfers from loans to foreclosed assets	25	-

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated condensed financial statements of First Security Bancorp, Inc. (the “First Security”) and its wholly-owned subsidiary First Security Bank of Lexington, Inc. (“FS Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Security’s Form 10-KSB annual report for 2004 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated condensed balance sheet of First Security as of December 31, 2004 has been derived from the audited consolidated balance sheet of First Security. Where appropriate, some items in the prior period financial statements have been reclassified to conform to the current presentation. Unless otherwise indicated within the text, dollars are presented in thousands except for per share data and all data is presented as of or for the periods ended March 31, 2005 and 2004.

Accounting and Reporting Policies: The accounting and reporting policies of First Security and FS Bank conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry. The following summary of significant policies used in the preparation of First Security’s financial statements should be read in light of a more detailed discussion of all significant policies appearing in First Security’s Form 10-KSB as of and for the period ended December 31, 2004.

Operating Segments: Internal financial information is primarily recorded and aggregated in three lines of business: retail banking, commercial banking and mortgage banking. While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all financial service operations are considered by management to be aggregated within one reportable operating segment.

Operating Results: Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

	Three Months Ended March 31
	2005	2004
Net income as reported	$395	$201
Add or deduct: Stock-based compensation
expense determined under fair value based method	(113)	(41)

Pro forma net income	$282	$160

Basic earnings per share as reported	$.25	$.13
Pro forma basic earnings per share	$.17	$.10
Diluted earnings per share as reported	$.25	$.13
Pro forma diluted earnings per share	$.17	$.10

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date for grants issued during the three month periods ended March 31, 2005 and 2004 are as follows:

	2005	2004

Risk-free interest rate	4.25%	3.50%
Expected option life	5.0 years	5.0 years
Expected stock price volatility	25%	33%
Dividend yield	-	-

NOTE 2 — SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows as of the dates indicated:

	Fair Value	Gross Unrealized Gains	Gross Unrealised (Losses)

March 31, 2005
U.S. Government and federal agency	$13,302	$-	$(214)
State and municipal	878	6	-
Mortgage-backed	24,104	6	(249)

Total	$38,284	$12	$(463)

December 31, 2004
U.S. Government and federal agency	$13,448	$2	$(71)
State and municipal	882	7	-
Mortgage-backed	19,418	116	(51)

Total	$33,748	$125	$(122)

March 31, 2004
U.S. Government and federal agency	$10,166	$12$	-
State and municipal	896	12	-
Mortgage-backed	28,454	346	(31)

Total	$39,516	$478	$(31)

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at March 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	12 Months or Less		More than 12 Months		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Description of Securities
U.S. Government and
federal agency	$13,302	$(214)	$-	$-	$13,302	$(214)
State and municipal	-	-	-	-	-	-
Mortgage-backed	16,313	(114)	6,632	(135)	22,945	(249)

Total temporarily
impaired with stated
maturities	$29,615	$(328)	$6,632	$(135)	$36,247	$(463)

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to changes in market conditions. The fair value is expected to recover as the securities approach their maturity date and/or market conditions improve.

Sales of available-for-sale securities were as follows for the three month period ended March 31, 2005, the year ended December 31, 2004 and the three month period ended March 31, 2004:

	March 31,	December 31,	March 31,
	2005	2004	2004

Proceeds	$-	$11,164	$5,498
Gross gains	-	318	243
Gross losses	-	-	-

The fair value of debt securities and carrying amount, if different, at March 31, 2005 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value

Due in one year or less	$3,192
Due from one to five years	10,629
Due from five to ten years	359
Due after ten years	-

Total securities due at a single maturity date	14,180
Mortgage-backed	24,104

Total	$38,284

Securities pledged at March 31, 2005, December 31, 2004 and March 31, 2004 had carrying amounts of $12.4 million, $13.1 million and $12.1 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At March 31, 2005, December 31, 2004 and March 31, 2004, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

NOTE 3 — LOANS

Loans were as follows as of the dates indicated:

	March 31,	December 31,	March 31,
	2005	2004	2004

Commercial	$53,396	$58,125	$50,391
Mortgage loans on real estate:
Commercial	45,697	40,087	60,904
Residential	8,728	10,069	14,179
Construction	26,187	26,299	17,675
Home equity	11,744	11,637	11,728
Consumer	5,504	5,531	5,421
Credit card	777	828	903

Subtotal	152,033	152,576	161,201
Less allowance for loan losses	(1,653)	(1,720)	(2,384)

Loans, net	$150,380	$150,856	$158,817

Substantially all 1-4 single-family first residential mortgage loans are pledged to the Federal Home Loan Bank as collateral for advances.

Changes in the allowance for loan losses were as follows for the three-month period ended March 31, 2005, the year ended December 31, 2004 and the three-month period ended March 31, 2004:

	March 31,	December 31,	March 31,
	2005	2004	2004

Beginning balance	$1,720	$2,379	$2,379
Loans charged-off	(82)	(962)	(20)
Recoveries	15	6	-
Provision for loan losses	-	297	25

Ending balance	$1,653	$1,720	$2,384

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

During the first quarter of 2005, First Security awarded 30,000 options to non-employee directors at an exercise price of $16.40 which equaled the market price for the stock as of the date of the grant. During the first quarter of 2004, First Security awarded 26,350 options to employees and 19,000 to non-employee directors at an exercise price of $17.15, which equaled the market price for the stock as of the date of the grant.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

NOTE 4 — STOCK OPTIONS (Continued)

A summary of the activity in the Stock Plan for the three month periods ended March 31, 2005 and March 31, 2004 is as follows:

	2005		2004

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	119,650	$18.23	87,750	$18.91
Granted	30,000	16.40	45,350	17.15
Exercised	(1,600)	15.50	-	-
Forfeited	(600)	16.05	(3,500)	17.15

Outstanding at end of period	147,450	$17.90	129,600	$18.26

Options exercisable at end of period	126,900	$17.99	97,950	$18.47

Weighted average fair value of options
granted during year	$5.06		$6.04

At March 31, 2005, a summary of the options outstanding pursuant to the Stock Plan is as follows:

	Outstanding		Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$13.75-$15.50	16,250	$15.38	15,800	$15.37
$16.00-$22.00	131,200	18.21	111,100	18.36

Outstanding at period-end	147,450	$17.90	126,900	$17.99

Other Stock Options
In addition to the above, on December 1, 2003 First Security issued 20,000 options to its Chief Executive Officer with an exercise price of $14.00, which was below the market price of the shares at the date of the grant. These options are non-qualified. The difference between the exercise price and the market price will be recognized as compensation expense over the vesting period in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” At March 31, 2005, 4,000 of these options were exercisable.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

NOTE 5 — EARNINGS PER SHARE

The factors used in the earnings per share computation for the three month periods ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Basic
Net Income	$395	$201

Weighted average common shares outstanding	1,559	1,559

Basic earnings per common share	$.25	$.13

Diluted
Net Income	$395	$201

Weighted average common shares outstanding	1,559	1,559
Add: Dilutive effects of assumed exercises of
stock warrants and options	4	4

Average shares and dilutive potential common
shares	1,563	1,563

Diluted earnings per common share	$.25	$.13

Stock options outstanding for shares of common
stock that were not considered in computing diluted
earnings per common share because they were
anti-dilutive as follows (shares in thousands):	96	106

PART I – FINANCAL INFORMATION

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2005 and 2004, and our results of operations for the three month periods ended March 31, 2005 and 2004. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the unaudited Consolidated Condensed Financial Statements. You should read the following discussion and analysis along with our unaudited Consolidated Condensed Financial Statements and the related notes included elsewhere herein, and with the Form 10-KSB filed by First Security relating to financial information as of and for the period ended December 31, 2004.

Forward-Looking Statements

First Security Bancorp, Inc. (the “First Security”) may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “may”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements are subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. First Security’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Lexington, Kentucky area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, First Security Bank of Lexington, Inc. (“FS Bank”) to satisfy regulatory requirements for its expansion plans, and (vi) changes in the legislative and regulatory environment. Many of such factors are beyond First Security’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. First Security does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to First Security.

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

Results of Operations

For first quarter of 2005, First Security reported net income of $395,000 as compared to net income of $201,000 for the first quarter of 2004. Net income for the quarter was the second highest in the history of the Company. This improvement in performance is the result of strategic decisions made in 2003 and 2004 to better position the Company’s assets and liabilities in an increasing interest rate environment.

In addition to the improvement in earnings, during the first quarter of 2005, we entered into an agreement with an unrelated party to sell without recourse certain non-performing loans. These loans have been in a nonaccrual status for the past two years. The agreement provided for a fixed sales price of $1,650,000. At March 31, 2005, these loans had a principal balance of $1,787,200. The sales agreement was closed on April 14, 2005, at which time we charged the difference between the loan balances and the sales price of $137,200 to our allowance for loan losses. These loans had a specific allocation of $400,000 in our allowance for loan losses, resulting in a net carrying value of $1,387,200. The remaining unused balance of the specific allocation in the amount of $262,800 has been reclassified as a portion of our general or unallocated reserves for loan losses.

The primary reason for the increase in net income for the first quarter of 2005 versus 2004 was the increase in the yield on the Bank’s loan and investment portfolios, brought about in large measure by the increases in the prime lending rate resulting from actions taken by the Federal Reserve Bank beginning in June, 2004 and continuing through the present.

The following is a more detailed discussion of results of our operations for the three month periods ended March 31, 2005 and 2004.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. A summary of the relevant information concerning net interest income, spreads and margins is as follows (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Net interest income	$1,701	$1,457

Average balances
Earning assets	200,198	219,844
Funding sources (1)	170,380	189,040

Average yields or costs
Loans	6.18%	5.66%
Earning assets	5.63%	4.86%
Deposits (2)	2.50%	2.51%
Funding sources	2.62%	2.57%

Spread (3, 4)	3.01%	2.29%
Margin (3, 5)	3.40%	2.65%

1.	Funding sources, as used in the above table, is composed of interest bearing liabilities in the form of deposits, repurchase agreements, advances from the Federal Home Loan Bank and notes payable.
2.	Deposits, as used in the above table, are composed solely of interest bearing deposits.
3.	The above calculations include the effects of tax-equivalent adjustments.
4.	Spread, as used in the above table, is the net interest spread, which is the difference between the average yield on earning assets and the average cost of interest bearing funding sources
5.	Margin, as used in the above table, is the net interest margin, which is a calculation of the ratio of net interest income to average earning assets.

A reconciliation of tax-equivalent net interest income to net interest income as reported in the financial statements is as follows (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Net interest income (tax-equivalent)	$1,701	$1,457
Tax-equivalent adjustment (1)	(5)	(9)

Net interest income as reported in the financial statements	$1,696	$1,448

1.	We computed income based on the carrying value of tax exempt instruments on a fully tax equivalent basis.

The improvement in net interest income for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 was the result of our loan portfolio management strategy which was adopted in 2003. That strategy recognized the strong likelihood that the interest rate environment would increase from the historic lows in place throughout 2002 and 2003. In accordance with the strategy, we sought to increase the proportion of immediately repriceable loans tied to variable rate indices such as prime, and to reduce the repricing timeframes for all loans. That strategy has been followed throughout 2004 and 2005 to date. The following table presents the information concerning the implementation of this strategy:

	March 31, 2005		December 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent	Amount	Percent
Daily floating rate	$93,251	61.4%	$97,922	64.2%	$86,282	53.6%
Reprice within one year	18,723	12.3%	19,427	12.7%	22,766	14.1%
Reprice in one year through five years	36,824	24.2%	32,034	21.0%	46,136	28.6%
Reprice after five years	3,235	2.1%	3,193	2.1%	5,928	3.7%

Totals	$152,033	100.0%	$152,576	100.0%	$161,112	100.0%

As reflected in the above table, during 2005, following five increases of 25 basis points each between June and December, 2004 and two additional increases of 25 basis points in the first quarter of 2005, we began to once again make a limited amount of shorter term fixed rate loans.

The Bank’s prime rate was increased twice during the quarter, on February 2 and on March 22, and we expect short term rates to continue to increase over the coming two quarters before the increases abate. These increases contributed to the increase in yield and are expected to have a beneficial impact on the yield of the loan portfolio, as approximately 61% of the Bank’s loans are based on prime and are adjustable within a thirty day period.

At March 31, 2005, the Bank’s loan portfolio contained approximately $19 million of variable rate loans whose terms include various interest rate floors and ceilings. In establishing the interest rate ceilings, we incorporated our estimate of the increases in lending rates over the expected lives of these loans. To the extent that interest rates increase faster than our expectations at the time these loans were made, the increases in the yield on our loan portfolio may not keep pace with increases in general lending rates.

During the quarter ended March 31, 2005, our cost of interest bearing deposits increased from 2.41% for the fourth quarter of 2004 to 2.50% and the cost of all funding increased from 2.53% to 2.62%. This compares to a cost of interest bearing deposits of 2.51% for the first quarter of 2004, and a cost of all funding of 2.57%. These increases, both during the quarter and on a comparison basis of 2005 versus 2004 reflect the increase in general interest rates.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses (“ALL”) that, in our management’s evaluation, should be adequate to provide coverage for probable and incurred loss on outstanding loans. We recorded no provision for loan losses during the first quarter of 2005, as compared to $25,000 for the first quarter of 2004.

Based upon the evaluation of the loan portfolio by our management, we believe the allowance for loan losses to be adequate to absorb our estimate of probable and incurred losses existing in the loan portfolio at the balance sheet date. While the timing of the actual charge-off of loans for which reserves have been established is uncertain, management believes that all inherent loan losses have been adequately provided for in the ALL. These are forward-looking statements, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

Noninterest Income. FS Bank’s noninterest income is composed of several components, some of which vary significantly between quarterly periods. The primary components of noninterest income are as follows:

o	Service charges on deposit accounts are composed of various fees assessed on customers’ account activity including overdraft fees and generally reflect FS Bank’s growth in its deposits and customers.

o

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

o

Net gains on the sale of securities is the sum of gains and losses from the sale, prior to maturity, of securities held in our portfolio, and since the gains are directly related to the interest rate environment, are subject to wide fluctuations caused by changes in the interest rate environment.

Noninterest income for the three month periods ended March 31, 2005 and 2004 is summarized as follows (dollars in thousands):

	Three months ended March 31,		Net Change
	2005	2004	Amount
Noninterest income:
Service charges on deposit accounts	$161	$148	$13
Net gains on the sale of loans	-	79	(79)
Net gains on the sale of securities	-	243	(243)
Other noninterest income	48	45	3

Total	$209	$515	$(306)

During the quarter ended March 31, 2005, we sold no investment securities, and accordingly, recorded no gains from these sales. This compares to gross sales proceeds of $5.5 million and gains of $243,000 during the first quarter of 2004.

In September, 2004, we sold certain assets used in the mortgage loan origination and sales activity. Although we continued to provide these services to our customers in the fourth quarter of 2004 and the first quarter of 2005, we did so largely on a referral basis, as opposed to conducting this activity strictly in house. For this reason, we had no gains on sales of these loans in the first quarter of 2005. During the first quarter of 2005, we re-initiated an in house mortgage loan origination and sales program, which is centered on providing these products and services in our retail banking offices. These efforts are only recently started.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses.

The following is the makeup of our noninterest expense for the three month periods ended March 31, 2005 and 2004 (dollars in thousands):

	Three months ended March 31,		Net Change
	2005	2004	Amount
Noninterest expense:
Salaries and employee benefits	$602	$787	$(185)
Occupancy and equipment	265	310	(45)
Data processing	155	129	26
Legal and professional fees	58	110	(52)
Advertising	15	34	(19)
Bankshares tax	46	37	9
Other noninterest expense	181	242	(61)

Total	$1,322	$1,649	$(327)

Total noninterest expenses declined by $327,000 for the first quarter of 2005, as compared to the first quarter of 2004. Of this decline, approximately $156,000 relates to the elimination of staffing positions, occupancy and other operating expenses brought about by the sale of assets to and assumption of employees by First Mortgage Company, LLC, as discussed above (“sale of mortgage assets”). The specific changes during the above periods are due primarily to the following factors:

o

Of the $185,000 decline in salaries and benefits expense, approximately $107,000 is related to the sale of mortgage assets, with the balance of the decline reflecting one vacant lending officer position and the efforts to control the level of staffing through a more extensive use of part time employees.

o	Of the $45,000 decline in occupancy and equipment expense, approximately $22,000 is related to the sale of mortgage assets, with $15,000 reflecting lowered equipment maintenance expenses.

o	Data processing expenses increased by $26,000 between the periods, reflecting increased costs for third party processing of debit and credit card transactions.

o	The decline in legal and professional fees is primarily attributable to lower legal fees incurred in problem loan administration.

o	The increase of $9,000 in Bankshares tax is related to the increased taxable capital employed in the Bank.

o	Of the $61,000 decline in other noninterest expense, approximately $28,000 is related to the sale of mortgage assets, with the balance attributable to a number of smaller expense categories.

Income Taxes. The effective income tax expense rate for the first quarter of 2005 was 32.3%, as compared to 30.5% for the first quarter of 2004. This small increase in the effective tax rate is attributable to a lowered investment level in tax exempt securities.

Financial Condition

During 2004 and into the first quarter of 2005, the Company has sought to more effectively manage the deployment of its assets and funding so as to maximize profitability. During 2004 and into the first quarter of 2005, the total assets of the Company declined from the level that existed at year end 2003. This decline is primarily attributable to a strategic decision to use excess federal funds sold to reduce the balances of certificates of deposit, which bear interest at rates that are higher than the interest rates earned on federal funds sold. The use of these excess funds has resulted in an improvement in spreads and margins.

During the first quarter of 2005, gross loans declined by $0.5 million, from $152.6 million at December 31, 2004 to $152.0 million at March 31, 2005. During the first quarter of 2004, gross loans increased by $0.1 million, from $161.1 million at December 31, 2003 to $161.2 million at March 31, 2004. Gross loans declined by $9.2 million between March 31, 2004 and March 31, 2005. This decline reflects a small number of larger loan customers whose loans were either not renewed or who chose to move their credits to another financial institution.

A comparative summary of the components of average earnings assets before the deduction for the allowance for loan losses and average assets (net of the allowance for loan losses) is presented as follows (amounts in thousands):

	Quarter Ended	Year Ended	Quarter Ended
	March 31, 2005	December 31, 2004	March 31, 2004
Average interest earning assets
Loans (gross)	$155,181	$159,718	$161,323
Investment securities (1)	38,256	39,524	39,324
Federal funds sold	6,761	9,201	19,197

Total	$200,198	$208,443	$219,844

Total average assets	$213,671	$221,517	$233,149

Percentage of earning assets to total
assets	93.7%	94.1%	94.3%

1. Includes available-for-sale securities and other securities.

Investment Securities. FS Bank's investment portfolio is classified as available-for-sale, meaning that any or all of the securities may be sold to meet the business objectives of FS Bank. The portfolio consists primarily of mortgage backed bonds, which constitute 63.0% of the portfolio at March 31, 2005, as compared to 57.5% at December 31, 2004 and 72.0% at March 31, 2004. In managing the portfolio, FS Bank seeks to maintain investment grade securities, at a reasonable yield, and with an overall duration (average length of an investment) of no more than four years. At March 31, 2005, the duration of the entire portfolio was approximately 3.5 years. By maintaining a relatively short duration, FS Bank is better able to minimize loss of value in a rising interest rate environment and is better able to reinvest principal repayments into higher yields.

Loans: Loans, net of the allowance for loan losses, declined by $0.5 million during the first quarter of 2005, as compared to no change during the first quarter of 2004. Loans, net of the allowance for loan losses, declined by $5.4 million between March 31, 2004 and March 31, 2005. The primary reasons for these declines have been increasing competitive pressures in the local market, coupled with vacant lending officer positions that have now been filled. The composition of the portfolio remains weighted in commercial and commercial real estate loans, which accounted for approximately 65.2% of the total gross balances at March 31, 2005, as compared to 64.4% at December 31, 2004 and 69.0% at March 31, 2004.

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

We periodically analyze our loan position with respect to our borrowers' industries to determine if a concentration of credit risk exists to any one or more industries. We have a significant credit exposure of loans outstanding plus unfunded lines of credit to borrowers in the residential construction industry and to owners of nonresidential buildings at March 31, 2005. This exposure level is taken into consideration by management in its determination of the adequacy of the allowance for loan losses. Based upon that determination, we believe that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

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

Non-Performing Assets. Non-performing assets are made up of loans that have been placed in a non-accrual status, loans that are past due 90 days or greater, loans that have been classified as restructured and repossessed assets. The following table sets forth the non-performing assets at the dates indicated (amounts in thousands):

	March 31, 2005	December 31, 2004	March 31, 2004

Non-accrual loans (1)	$3,043	$2,969	$3,882
Loans past due 90 days or greater	-	10	58
Repossessed assets	135	110	74

Total	$3,178	$3,089	$4,014

1.

Included in non-accrual loans at March 31, 2005 are loans to a troubled franchise operator in the aggregate amount of $1.8 million that were previously reported as restructured. During the first quarter of 2005, we entered into an agreement for the sale of these loans without recourse to an investor and closed this sale on April 14, 2005, thus reducing the level of non-performing loans by $1.8 million.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the probable and incurred loss in the loan portfolio. The following table sets forth the balances in our allowance for loan losses and the percentage for total loans and non-performing loans at the dates indicated (amounts in thousands):

	March 31, 2005	December 31, 2004	March 31, 2004

Allowance for loan losses	$1,653	$1,720	$2,384

Total loans	$152,033	$152,576	$161,201
Percentage of allowance for loan losses
to total loans	1.09%	1.13%	1.48%

Non-performing assets	$3,178	$3,089	$4,014

Ratio of non-performing assets to
allowance for loan losses at the end
of the period	192.3%	179.6%	168.4%

As noted above, during the first quarter of 2005, we entered into an agreement for the sale, without recourse, of $1,787 of non-performing loans and closed this sale April 14, 2005, thus reducing the level of non-performing assets by $1,787 at that date. Had this sale been closed prior to March 31, 2005, the ratio of non-performing assets to allowance for loan losses at March 31, 2005 would have been 84.2%.

As of the above dates, our management deemed the balances in the allowance for loan losses to be adequate. The judgments and estimates associated with our ALL determination are described under "Critical Accounting Estimates" below.

Deposits and Other Borrowings. We had approximately $175.7 million of deposits at March 31, 2005, as compared to $178.9 million at December 31, 2004 and $181.3 million at March 31, 2004. Our deposits consist of noninterest and interest bearing demand accounts, savings, money market and time deposits.

The following table sets forth the components of our deposits as of the dates indicated (amounts in thousands):

	March 31, 2005	December 31, 2004	March 31, 2004

Interest bearing demand	$16,779	$16,657	$18,202
Savings, money market and NOW	30,891	38,523	21,774
Time deposits less than $100,000	61,755	59,374	63,573
Time deposits $100,000 and over	45,462	41,638	56,125

Total interest bearing deposits	154,887	156,192	159,674
Noninterest bearing	20,764	22,670	21,582

Total deposits	$175,651	$178,862	$181,256

Total deposits declined by $3.2 million and $9.4 million, respectively, during the quarters ended March 31, 2005 and March 31, 2004, respectively. The decline in the first quarter of 2005 is primarily attributable to NOW accounts. The decline during the quarter ended March 31, 2004 is primarily attributable to time deposits less than $100,000.

Total deposits reflected a net decline of $5.6 million between March 31, 2004 and March 31, 2005. NOW accounts increased by $9.1 million, and time deposits declined by $12.5 million, reflecting our funding strategy of reducing time deposits and increasing lower cost NOW accounts.

In addition to our deposits, we have repurchase agreements which are essentially deposit equivalents collateralized by securities. These agreements amounted to $3.5 million at March 31, 2005, $5.9 million at December 31, 2004 and $7.6 million at March 31, 2004. Additionally, at March 31, 2005, we had balances of $7.7 million in advances from the Federal Home Loan Bank of Cincinnati compared to $8.2 million at December 31, 2004 and $12.0 million at March 31, 2004.

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

The credit agreement contains a number of covenants relating to the operation of the Bank including the maintenance of a minimum equity capital ratio, a maximum ratio of nonperforming assets to total loans, a minimum return on average assets and the maintenance of a minimum dividend payment capacity by the Bank. Covenants applicable to the Company include a prohibition of the payment of dividends on its common stock. At March 31, 2005, all covenants of the credit agreement were either met or waived by the lender.

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

FS Bank has established a limited number of alternative or secondary sources to provide additional liquidity and funding sources when needed to support lending activity or other liquidity needs. These alternative funding sources currently include unsecured federal funds lines of credit from five correspondent banks aggregating approximately $14 million and a secured line of credit with the Federal Home Loan Bank of Cincinnati, which allows FS Bank to borrow based on the level of qualifying residential loans which serve as collateral for this type of borrowing. Using these two sources, at March 31, 2005, FS Bank could borrow approximately $16 million based on available lines.

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

Capital Resources. At March 31, 2005, our stockholders’ equity amounted to $20.7 million, as compared to $20.6 million at December 31, 2004 and $20.4 million at March 31, 2004. The change in stockholders’ equity for the first quarter of 2004 was $287,000, consisting of $201,000 in net income and $86,000 of other comprehensive income attributable to the increase in fair value of our available-for-sale securities portfolio. The change in stockholders’ equity for the first quarter of 2005 was $96,000, consisting of $24,000 received from the exercise of stock options, $395,000 in net income and reduced by $299,000 of other comprehensive income attributable to a decrease in fair value of our available-for-sale securities portfolio.

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

Management believes the allowance for loan losses at March 31, 2005 was adequate. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

Impact of Inflation

The unaudited Consolidated Financial Statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

Recent Accounting Pronouncements

Since December 31, 2004, there have been no new accounting pronouncements that would have a material effect on the financial statements or practices of FS Bank.

(The balance of this page is intentionally left blank)

PART I. – FINANCIAL INFORMATION

Item 3. — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Security maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to First Security’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. First Security’s management evaluated with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of First Security’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that First Security Bancorp’s disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Controls

There was no change in First Security’s internal control over financial reporting identified during that evaluation that occurred during First Security’s fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, First Security’s internal control over financial reporting.

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

First Security Bancorp, Inc.

Date: May 11, 2005	/s/ R. Douglas Hutcherson
R. Douglas Hutcherson President and Chief Executive Officer

Date: May 11, 2005	/s/ Kristie L. Eubank
Kristie L. Eubank Chief Financial Officer

(The balance of this page is intentionally left blank)

EXHIBITS

Exhibit 10.1    Form of stock option agreement for the grant of options to non-employee directors and advisory directors under the First Security Bancorp, Inc. Stock Award Plan (Amended and Restated as of March 18, 2003)

Exhibit 10.2    Form of stock option agreement for the grant of options to employees under the First Security Bancorp, Inc. Stock Award Plan (Amended and Restated as of March 18, 2003)

Exhibit 11.     Statement regarding computation of Per Share Earnings in the Notes to Consolidated Financial Statements in Part 1 of this Report for such computation (see Note 5 “Earnings Per Share”).

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