Form 10QSB
period 2005-06-30
FIRST SECURITY BANCORP INC /KY/
filed 2005-08-15
CIK 1109610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 000-49781

First Security Bancorp, Inc.

(Name of small business issuer in its charter)

Kentucky (State of jurisdiction of incorporation or organization)	61-1364206 (I.R.S. Employer Identification No.)
318 East Main Street, Lexington, Kentucky 40507 (Address of principal executive offices)
(859) 367-3700 (Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,560,290 shares of common stock as of August 9, 2005.

Transitional Small Business Disclosure format (check one): Yes [ ] No[X]

FIRST SECURITY BANCORP, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except for per share data)

	(Unaudited) June 30, 2005	December 31, 2004	(Unaudited) June 30, 2004

ASSETS
Cash and due from banks	$6,635	$4,446	$5,506
Federal funds sold	8,230	18,568	1,570
Total cash and cash equivalent	14,865	23,014	7,076
Securities available-for-sale	37,424	33,748	42,041
Loans held for sale	-	-	750
Loans, net of allowance of $1,458, $1,720 and $2,298	149,707	150,856	156,503
Federal Home Loan Bank stock	825	806	790
Foreclosed assets	135	110	110
Premises and equipment, net	7,022	7,141	7,405
Goodwill	-	-	106
Other intangible assets	-	-	36
Accrued interest receivable and other assets	1,820	1,759	2,391

	$211,798	$217,434	$217,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$25,504	$22,670	$23,031
Interest bearing	150,731	156,192	150,452
Total deposits	176,235	178,862	173,483
Federal funds purchased and repurchase agreements	3,153	5,857	8,291
Note Payable	3,000	3,000	5,000
Federal Home Loan Bank advances	7,082	8,246	9,389
Accrued interest payable and other liabilities	1,029	861	1,154
Total liabilities	190,499	196,826	197,317

Commitments and contingent liabilities

Shareholders’ equity
Common stock, no par value: 5,000,000 shares authorized; June 30, 2005 - 1,560,290 shares issued, authorized; December 31, 2004 and June 30, 2004 - 1,558,690 shares issued	8,938	8,926	8,926
Additional paid-in capital	8,956	8,944	8,926
Retained earnings	3,570	2,736	2,456
Accumulated other comprehensive income (loss)	(165)	2	(417)
Total shareholders’ equity	21,299	20,608	19,891
	$211,798	$217,434	$217,208

See Notes to Consolidated Condensed Financial Statements

Page 1of 28

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
For the Three and Six Month Periods Ended June 30
(Amounts in thousands, except for per share data)

Three Months Ended June 30			Six Months Ended June 30
	2005	2004	2005	2004
Interest Income
Loans, excluding fees	$2,520	$2,344	$4,916	$4,625
Taxable securities	367	378	726	694
Tax exempt securities	9	8	18	24
Federal funds sold and other	65	27	112	75
	2,961	2,757	5,772	5,418
Interest expense
Deposits	1,049	933	2,021	1,961
Federal funds purchased and repurchase agreements	19	13	36	25
Federal Home Loan Bank advances	81	115	169	241
Note payable and other debt	43	47	81	95
	1,192	1,108	2,307	2,322

Net interest income	1,769	1,649	3,465	3,096

Provision for loan losses	-	50	-	75

Net interest income after provision for loan losses	1,769	1,599	3,465	3,021

Noninterest income
Service charges on deposit accounts	199	166	366	314
Net gains on sales of loans	3	162	3	241
Net gains on sales of securities	-	-	-	243
Other	23	55	64	94
	225	383	433	892
Noninterest expense
Salaries and employee benefits	617	816	1,219	1,603
Occupancy and equipment	249	296	513	606
Data processing	116	145	274	269
Legal and professional fees	66	79	124	189
Advertising	50	75	65	109
Bankshares Tax	46	46	92	83
Other	197	229	375	469
	1,341	1,686	2,662	3,328

Income before income taxes	653	296	1,236	585
Income tax expense	214	93	402	181

Net income	$439	$203	$834	$404

Weighted average common shares outstanding:
Basic	1,560	1,559	1,560	1,559
Diluted	1,563	1,561	1,564	1,561

Earnings per share
Basic	$.28	$.14	$.53	$.26
Diluted	$.28	$.13	$.53	$.26

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY (Unaudited)
(Share and dollar amounts in thousands)

	Common Stock		Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, January 1, 2005	1,559	$8,926	$8,944	$2,736	$2	$20,608

Stock options exercised	1	12	12	-	-	24

Comprehensive Income:
Net income	-	-	-	834	-	834
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	-	-	-	-	(167)	(167)
Total comprehensive income						691

Balance, June 30, 2005	1,560	$8,938	$8,956	$3,570	$(165)	$21,299

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Month Periods Ended June 30,
(Dollar amounts in thousands, except for per share data)

	2005	2004
Cash flows from operating activities
Net income	$834	$404
Adjustments to reconcile net income to net
cash from operating activities:
Provision for loan losses	-	75
Depreciation and amortization	208	247
Net amortization of securities	94	513
Net realized gain on sale of securities	-	(243)
Federal Home Loan Bank stock dividends	(19)	(16)
Originations of loans held for sale	-	(11,652)
Proceeds from sale of loans	-	11,309
Net change in:
Accrued interest receivable	(71)	73
Other assets	10	(616)
Accrued interest payable	42	(97)
Other liabilities	213	131
Net cash from operating activities	1,311	128

Cash flows from investing activities
Activity in available-for-sale securities:
Maturities and principal repayments	3,563	7,689
Sales	-	5,741
Purchases	(7,587)	(17,742)
Net change in loans	1,124	2,164
Purchases of Federal Home Loan Bank advances	-	(2)
Purchases of premises and equipment, net	(89)	(52)
Net cash from investing activities	(2,989)	(2,202)

Cash flows from financing activities
Net change in deposits	(2,627)	(17,157)
Net change in repurchase agreements and short-term borrowings	(2,704)	(583)
Repayments of Federal Home Loan Bank advances	(1,164)	(3,123)
Proceeds from issuance of common stock	24	-
Net cash from financing activities	(6,471)	(20,863)

Net change in cash and cash equivalents	$(8,149)	$(22,937)

Cash and cash equivalents at beginning of period	23,014	30,013

Cash and cash equivalents at end of period	$14,865	$7,076

Supplemental cash flow information:
Interest paid	$2,270	$2,419
Income tax paid	30	100

Supplemental non-cash disclosure:
Transfers from loans to foreclosed assets	25	9

See Notes to Consolidated Condensed Financial Statements

Page 4of 28

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated condensed financial statements of First Security Bancorp, Inc. (the “First Security”) and its wholly-owned subsidiary First Security Bank of Lexington, Inc. (“FS Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Security’s Form 10-KSB annual report for 2004 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated condensed balance sheet of First Security as of December 31, 2004 has been derived from the audited consolidated balance sheet of First Security. Where appropriate, some items in the prior period financial statements have been reclassified to conform to the current presentation. Unless otherwise indicated within the text, dollars are presented in thousands except for per share data and all data is presented as of or for the periods ended June 30, 2005 and 2004.

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

Operating Results: Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

The following table illustrates the effect on net income and earnings per share if expense was measured for options granted using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Amounts are in thousands, except for per share data. Due to forfeitures of stock in the second quarter of 2005, the pro forma impact on earnings is a positive $23,000.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net income as reported	$439	$203	$834	$404
Deduct: Stock-based compensation expense determined under fair value based method	(12)	(7)	(124)	(49)
Pro forma net income	$427	$196	$710	$355
Basic earnings per share as reported	$.28	$.14	$.53	$.26
Pro forma basic earnings per share	$.27	$.13	$.46	$.23
Diluted earnings per share as reported	$.28	$.13	$.53	$.26
Pro forma diluted earnings per share	$.27	$.13	$.46	$.23

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date for grants issued during the six month periods ended June 30, 2005 and 2004:

	2005	2004
Risk-free interest rate	4.25%	3.50%
Expected option life	5.0 years	5.0 years
Expected stock price volatility	25%	33%
Dividend yield	-	-

NOTE 2 - SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows as of the dates indicated:

	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)

June 30, 2005
U.S. Government and federal agency	$12,369	$-	$(143)
State and municipal	1,173	3	-
Mortgage-backed	23,882	28	(138)
Total	$37,424	$31	$(281)

December 31, 2004
U.S. Government and federal agency	$13,448	$2	$(71)
State and municipal	882	7	-
Mortgage-backed	19,418	116	(51)
Total	$33,748	$125	$(122)

June 30, 2004
U.S. Government and federal agency	$14,800	$-	$262
State and municipal	885	5	1
Mortgage-backed	26,356	40	415
Total	$42,041	$45	678

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses at June 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Description of Securities
U.S. Government and
federal agency	$5,972	$(54)	$6,397	$(89)	$12,369	$(143)
State and municipal	643	-	-	-	643	-
Mortgage-backed	15,158	(76)	2,848	(62)	18,006	(138)

Total temporarily
impaired with stated
maturities	$21,773	$(130)	$9,245	$(151)	$31,018	$(281)

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to changes in market conditions. The fair value is expected to recover as the securities approach their maturity date and/or market conditions improve.

Sales of available-for-sale securities were as follows for the six month period ended June 30, 2005, the year ended December 31, 2004 and the six month period ended June 30, 2004:

	June 30, 2005	December 31, 2004	June 30, 2004
Proceeds	$-	$11,164	$5,741
Gross gains	-	318	243
Gross losses	-	-	-

The fair value of debt securities and carrying amount, if different, at June 30, 2005 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Due in one year or less	$1,995
Due from one to five years	10,692
Due from five to ten years	607
Due after ten years	248
Total securities due at a single maturity date	13,542
Mortgage-backed	23,882

Total	$37,424

Securities pledged at June 30, 2005, December 31, 2004 and June 30, 2004 had carrying amounts of $11.9 million, $13.1 million and $11.1 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At June 30, 2005, December 31, 2004 and June 30, 2004, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE 3 - LOANS

Loans were as follows as of the dates indicated:

	June 30, 2005	December 31, 2004	June 30, 2004

Commercial	$50,727	$58,125	$53,375
Mortgage loans on real estate:
Commercial	46,495	40,087	55,753
Residential	8,732	10,069	12,120
Construction	27,010	26,299	20,720
Home equity	11,875	11,637	11,410
Consumer Credit Card	812	828	814
Consumer	5,514	5,531	4,609
Subtotal	151,165	152,576	158,801
Less allowance for loan losses	(1,458)	(1,720)	(2,298)
Loans, net	$149,707	$150,856	$156,503

Substantially all 1-4 single-family first residential mortgage loans are pledged to the Federal Home Loan Bank as collateral for advances.

Changes in the allowance for loan losses were as follows for the six-month period ended June 30, 2005, the year ended December 31, 2004 and the six -month period ended June 30, 2004:

	June 30, 2005	December 31, 2004	June 30, 2004

Beginning balance	$1,720	$2,379	$2,379
Loans charged-off	(282)	(962)	(156)
Recoveries	18	6	-
Provision for loan losses	-	297	75
Ending balance	$1,458	$1,720	$2,298

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

During the first quarter of 2005, First Security awarded 30,000 options to non-employee directors at an exercise price of $16.40 which equaled the market price for the stock as of the date of the grant. During the first quarter of 2004, First Security awarded 26,350 options to employees and 19,000 to non-employee directors at an exercise price of $17.15, which equaled the market price for the stock as of the date of the grant. There were no stock options awarded during the second quarter of 2005.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE 4 - STOCK OPTIONS (Continued)

A summary of the activity in the Stock Plan for the six month periods ended June 30, 2005 and June 30, 2004 is as follows:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	119,650	$18.23	87,750	$18.91
Granted	30,000	16.40	45,350	17.15
Exercised	(1,600)	15.50	-	-
Forfeited	(12,300)	16.40	(5,850)	19.63

Outstanding at end of period	135,750	$18.02	127,250	$18.25

Options exercisable at end of period	125,200	$18.07	97,800	$18.46
Weighted average fair value of options granted during year	$5.06		$6.04

At June 30, 2005, a summary of the options outstanding pursuant to the Stock Plan is as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$13.75-$15.50	12,250	$15.50	11,800	$15.50
$16.00-$22.00	123,500	18.27	113,400	18.34

Outstanding at period-end	135,750	$18.02	125,200	$18.09

Other Stock Options
In addition to the above, on December 1, 2003 First Security issued 20,000 options to its Chief Executive Officer with an exercise price of $14.00, which was below the market price of the shares at the date of the grant. These options are non-qualified. The difference between the exercise price and the market price will be recognized as compensation expense over the vesting period in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” At June 30, 2005, 4,000 of these options were exercisable.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE 5 - EARNINGS PER SHARE

The factors used in the earnings per share computation for the three and six month periods ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Basic
Net Income	$439	$203	$834	$404
Weighted average common shares outstanding	1,560	1,559	1,560	1,559

Basic earnings per common share	$.28	$.14	$.53	$.26

Diluted
Net Income	$439	$203	$834	$404
Weighted average common shares outstanding	1,560	1,559	1,560	1,559
Add: Dilutive effects of assumed exercises of stock warrants and options	3	2	4	2

Average shares and dilutive potential common shares	1,563	1,561	1,564	1,561

Diluted earnings per common share	$.28	$.13	$.53	$.26

Stock options for shares of common stock that were not considered in computing diluted earnings per common share because they were anti-dilutive are as follows:	126,200	61,000	96,800	109,850

PART I - FINANCIAL INFORMATION

Item 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at June 30, 2005 and 2004, and our results of operations for the three month and six month periods ended June 30, 2005 and 2004. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the unaudited Consolidated Condensed Financial Statements. You should read the following discussion and analysis along with our unaudited Consolidated Condensed Financial Statements and the related notes included elsewhere herein, and with the Form 10-KSB filed by First Security relating to financial information as of and for the period ended December 31, 2004.

Forward-Looking Statements

First Security Bancorp, Inc. (the “First Security”) may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “may”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements are subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. First Security’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Lexington, Kentucky area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, First Security Bank of Lexington, Inc. (“FS Bank”) to satisfy regulatory requirements for any expansion plans, and (vi) changes in the legislative and regulatory environment. Many of such factors are beyond First Security’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. First Security does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to First Security.

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

Prior to September 10, 2004, FS Bank conducted mortgage banking operations under the name First Security Mortgage Company, at two leased residential mortgage origination offices, one located at 190 W. Lowry Lane, in Lexington, and a second located in Danville, Kentucky, approximately 45 miles southwest of Lexington. On September 10, 2004, we sold certain assets used in these mortgage banking operations (and transferred the two residential mortgage origination offices) to First Mortgage Company, LLC, a limited liability company formed by

Brady Ratliff and Allen Haggard, both of whom were employed by FS Bank in its mortgage loan division. We had acquired the mortgage banking operations that were sold in the transaction in June 2002 from First Mortgage Company, Inc., of which Mr. Ratliff was a principal. Following the sale of this division, First Security hired a mortgage originator to continue to offer residential mortgages to its customers through its offices as well as through referrals to various other mortgage companies.

Executive Summary

Net income for the quarter ended June 30, 2005 was $439,000, or $0.28 per share (on a diluted basis) as compared to $203,000, or $0.13 for the quarter ended June 30, 2004. Net income for the six months ended June 30, 2005 was $834,000, or $0.53 per share (on a diluted basis) as compared to $404,000, or $0.26 for the six months ended June 30, 2004. The improvement in the first half of 2005, as compared to the first half of 2004, represents a 106% increase in net income and a 104% increase in net income per share on a diluted basis.

Earnings for the current quarter, as compared to the second quarter of 2004, were positively impacted by a number of factors, including increases in the yield on the Bank’s earning assets brought about by increases in the Bank’s prime lending rate, reductions in non-interest expenses and more effective funds management for deposits.

While pleased with the financial improvement reflected in our 2005 performance to date, our Board continues to seek additional ways to enhance shareholder value. To further assist in this strategic planning process, we have engaged Professional Bank Services, Inc. (PBS). With its years of experience in assisting Kentucky banks, we believe PBS will be a great resource to our Board in planning for our future and evaluating strategic alternatives beneficial to all shareholders, considering both short-term and long-term perspectives.

Results of Operations

For the second quarter of 2005, First Security reported net income of $439,000 as compared to net income of $203,000 for the second quarter of 2004. For the six month period ended June 30, 2005, net income totaled $834,000 as compared to $404,000 for the six month period ended June 30, 2004. Net income for the quarter was the highest in the history of the Company. This improvement in performance is the result of strategic decisions made in 2003 and 2004 to better position the Company’s assets and liabilities in an increasing interest rate environment.

In addition to the improvement in earnings, during the second quarter of 2005, we concluded an agreement with an unrelated party to sell without recourse certain non-performing loans. These loans have been in a nonaccrual status for the past two years. The agreement provided for a fixed sales price of $1,650,000. At March 31, 2005, these loans had a principal balance of $1,787,200. The sales agreement was closed on April 14, 2005, at which time we charged the difference between the loan balances and the sales price of $137,200 to our allowance for loan losses. These loans had a specific allocation of $400,000 in our allowance for loan losses, resulting in a net carrying value of $1,387,200.

The primary reason for the increase in net income for the second quarter of 2005 versus 2004 was the increase in the yield on the Bank’s loan and investment portfolios, brought about in large measure by the increases in the prime lending rate resulting from actions taken by the Federal Reserve Bank beginning in June, 2004 and continuing through the present.

The following is a more detailed discussion of results of our operations for the quarter and six months ended June 30, 2005 and 2004.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. A summary of the relevant information concerning net interest income, spreads and margins is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net interest income (tax-equivalent)	$1,774	$1,652	$3,474	$3,109

Average balances
Earning assets	196,233	214,304	198,216	217,047
Funding sources (1)	165,423	206,106	167,902	209,002

Average yields or costs
Loans	6.67%	5.78%	6.42%	5.76%
Earning assets	6.04%	5.16%	5.83%	5.03%
Deposits (2)	2.76%	2.05%	2.63%	2.14%
Funding sources	2.88%	2.16%	2.75%	2.24%

Spread (3, 4)	3.16%	2.71%	3.09%	2.50%
Margin (3, 5)	3.62%	3.09%	3.51%	2.88%

1.	Funding sources, as used in the above table, is composed of interest bearing liabilities in the form of deposits, repurchase agreements, advances from the Federal Home Loan Bank and notes payable.
2.	Deposits, as used in the above table, are composed solely of interest bearing deposits.
3.	The above calculations include the effects of tax-equivalent adjustments.
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

A reconciliation of tax-equivalent net interest income to net interest income as reported in the financial statements is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net interest income (tax-equivalent)	$1,774	$1,652	$3,474	$3,109
Tax-equivalent adjustment (1)	(5)	(4)	(9)	(13)
Net interest income as reported in the financial statements	$1,769	$1,649	$3,465	$3,096

1. We computed income based on the carrying value of tax exempt instruments on a fully tax equivalent basis.

The improvement in net interest income for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 was the result of our loan portfolio management strategy which was adopted in 2003. That strategy recognized the strong likelihood that the interest rate environment would increase from the historic lows in place throughout 2002 and 2003. In accordance with the strategy, we sought to increase the proportion of immediately repriceable loans tied to variable rate indexes such as prime, and to reduce the repricing timeframes for all loans. That strategy has been followed throughout 2004 and 2005 to date. The following table presents the information concerning the implementation of this strategy:

	June 30, 2005		December 31, 2004		June 30, 2004
	Amount	Percent	Amount	Percent	Amount	Percent
Daily floating rate	$97,488	64.5%	$97,922	64.2%	$87,021	54.8%
Reprice within one year	17,791	11.8%	19,427	12.7%	19,920	12.6%
Reprice in one year through five years	31,270	20.7%	32,034	21.0%	44,970	28.3%
Reprice after five years	4,616	3.0%	3,193	2.1%	6,890	4.3%
Totals	$151,165	100.0%	$152,576	100.0%	$159,551	100.0%

As reflected in the above table, during 2005, following five increases of 25 basis points each between June and December, 2004 and four additional increases of 25 basis points in the first and second quarter of 2005, we began to once again make a limited amount of shorter term fixed rate loans.

The Bank’s prime rate was increased four times during the first half of 2005, on February 2, on March 22, on May 3 and on June 30. We expect short term rates to continue to increase over the coming two quarters before the increases abate. These increases contributed to the increase in yield and are expected to have a beneficial impact on the yield of the loan portfolio, as approximately 64% of the Bank’s loans are based on prime and are adjustable within a thirty day period.

At June 30, 2005, the Bank’s loan portfolio contained approximately $14 million of variable rate loans whose terms include various interest rate floors and ceilings. In establishing the interest rate ceilings, we incorporated our estimate of the increases in lending rates over the expected lives of these loans. To the extent that interest rates increase faster than our expectations at the time these loans were made, the increases in the yield on our loan portfolio may not keep pace with increases in general lending rates.

During the quarter ended June 30, 2005, our cost of interest bearing deposits increased from 2.50% for the first quarter of 2005 to 2.83% and the cost of all funding decreased from 2.62% to 2.48%. This compares to a cost of interest bearing deposits of 2.05% for the second quarter of 2004, and a cost of all funding of 2.16%. These increases, both during the quarter and on a comparison basis of 2005 versus 2004 reflect the increase in general interest rates.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses (“ALL”) that, in our management’s evaluation, should be adequate to provide coverage for probable and incurred loss on outstanding loans. We recorded no provision for loan losses during the first six months of 2005, as compared to $75,000 for the first six months of 2004. Based upon the evaluation of the loan portfolio by our management, we believe the allowance for loan losses to be adequate to absorb our estimate of probable and incurred losses existing in the loan portfolio at the balance sheet date. While the timing of the actual charge-off of loans for which reserves have been established is uncertain, management believes that all inherent loan losses have been adequately provided for in the ALL. These are forward-looking statements, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

Noninterest Income. FS Bank’s noninterest income is composed of several components, some of which vary significantly between quarterly periods. The primary components of noninterest income are as follows:

•	Service charges on deposit accounts are composed of various fees assessed on customers’ account activity including overdraft fees and generally reflect FS Bank’s growth in its deposits and customers.

•
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

•
Net gains on the sale of securities is the sum of gains and losses from the sale, prior to maturity, of securities held in our portfolio, and since the gains are directly related to the interest rate environment, are subject to wide fluctuations caused by changes in the interest rate environment.

Noninterest income for the three month periods ended June 30, 2005 and 2004 is summarized as follows (dollars in thousands):

	Three months ended June 30,		Net Change
	2005	2004	Amount
Noninterest income:
Service charges on deposit accounts	$199	$166	$33
Net gains on the sale of loans	3	162	(159)
Net gains on the sale of securities	-	-	-
Other noninterest income	23	55	(32)
Total	$225	$383	$(158)

Noninterest income for the six month periods ended June 30, 2005 and 2004 is summarized as follows (dollars in thousands):

	Six months ended June 30,		Net Change
	2005	2004	Amount
Noninterest income:
Service charges on deposit accounts	$366	$314	$52
Net gains on the sale of loans	3	241	(238)
Net gains on the sale of securities	-	243	(243)
Other noninterest income	64	94	(30)
Total	$433	$892	(459)

During the six months ended June 30, 2005, we sold no investment securities, and accordingly, recorded no gains from these sales.

In September, 2004, we sold certain assets used in the mortgage loan origination and sales activity. Although we continued to provide these services to our customers in the fourth quarter of 2004 and the first quarter of 2005, as described above, we did so largely on a referral basis, as opposed to conducting this activity strictly in house. For this reason, we had no gains on sales of these loans in the first quarter of 2005. During the first quarter of 2005, we re-initiated an in house mortgage loan origination and sales program, which is centered on providing these products and services in our retail banking offices.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses.

The following is the makeup of our noninterest expense for the three month periods ended June 30, 2005 and 2004 (dollars in thousands):

	Three months ended June 30,		Net Change
	2005	2004	Amount
Noninterest expense:
Salaries and employee benefits	$617	$816	$(199)
Occupancy and equipment	249	296	(47)
Data processing	116	145	(29)
Legal and professional fees	66	79	(13)
Advertising	50	75	(25)
Bankshares tax	46	46	-
Other noninterest expense	197	229	(32)
Total	$1,341	$1,686	$(345)

Total noninterest expenses declined by $345,000 for the second quarter of 2005, as compared to the second quarter of 2004. Of this decline, approximately $230,000 relates to the elimination of staffing positions, occupancy and other operating expenses brought about by the sale of assets to and assumption of employees by First Mortgage Company, LLC, as discussed above (“sale of mortgage assets”).

The following is the makeup of our noninterest expense for the six month periods ended June 30, 2005 and 2004 (dollars in thousands):

	Six months ended June 30,		Net Change
	2005	2004	Amount
Noninterest expense:
Salaries and employee benefits	$1,219	$1,603	$(384)
Occupancy and equipment	513	606	(93)
Data processing	274	269	5
Legal and professional fees	124	189	(65)
Advertising	65	109	(44)
Bankshares tax	92	83	9
Other noninterest expense	375	469	(94)
Total	$2,662	$3,328	$(666)

The specific changes during the first six months of 2005 compared to the first six months of 2004 are due primarily to the following factors:

•
Of the $384,000 decline in salaries and benefits expense in the first six months of 2005, approximately $107,000 is related to the sale of mortgage assets, with the balance of the decline reflecting one vacant lending officer position and the vacancy of the CFO position. In addition, the efforts to control the level of staffing through a more extensive use of part time employees, has reduced salaries and benefits.

•	Of the $93,000 decline in occupancy and equipment expense, approximately $44,000 is related to the sale of mortgage assets, with $49,000 reflecting lowered equipment maintenance expenses.

•	Data processing expenses increased by $5,000 between the periods, reflecting increased costs for third party processing of debit and credit card transactions.

•	The decline in legal and professional fees is primarily attributable to lower legal fees incurred in problem loan administration.

•	The increase of $9,000 in Bankshares tax is related to the increased taxable capital employed in the Bank.

•	Of the $94,000 decline in other noninterest expense, approximately $28,000 is related to the sale of mortgage assets, with the balance attributable to a number of smaller expense categories.

Income Taxes. The effective income tax expense rate for the second quarter of 2005 was 32.8%, as compared to 31.4% for the second quarter of 2004. This small increase in the effective tax rate is attributable to a lowered investment level in tax exempt securities.

Financial Condition

During 2004 and into the second quarter of 2005, the Company has sought to more effectively manage the deployment of its assets and funding so as to maximize profitability. During 2004 and into the second quarter of 2005, the total assets of the Company declined from the level that existed at year end 2003. This decline is primarily attributable to a strategic decision to use excess federal funds sold to reduce the balances of certificates of deposit, which bear interest at rates that are higher than the interest rates earned on federal funds sold. The use of these excess funds has resulted in an improvement in spreads and margins.

During the first half of 2005, gross loans declined by $1.4 million, from $152.6 million at December 31, 2004 to $151.2 million at June 30, 2005. This decline reflects a small number of larger loan customers whose loans were either not renewed or who chose to move their credits to another financial institution.

A comparative summary of the components of average earnings assets before the deduction for the allowance for loan losses and average assets (net of the allowance for loan losses) is presented as follows (amounts in thousands):

	Quarter Ended June 30, 2005	Year Ended December 31, 2004	Quarter Ended June 30, 2004

Average interest earning assets
Loans (gross)	$151,339	$159,718	$162,603
Investment securities (1)	38,571	39,524	43,065
Federal funds sold	7,448	9,201	8,636
Total	$197,358	$208,443	$214,304

Total average assets	$211,138	$221,517	$230,628

Percentage of earning assets to total assets	93.5%	94.1%	94.7%

1. Includes available-for-sale securities and other securities.

Investment Securities. FS Bank’s investment portfolio is classified as available-for-sale, meaning that any or all of the securities may be sold to meet the business objectives of FS Bank. The portfolio consists primarily of mortgage backed bonds, which constitute 63.0% of the portfolio at June 30, 2005, as compared to 57.5% at December 31, 2004 and 62.7% at June 30, 2004. In managing the portfolio, FS Bank seeks to maintain investment grade securities, at a reasonable yield, and with an overall duration (average length of an investment) of no more than four years. At June 30, 2005, the duration of the entire portfolio was approximately 3.4 years. By maintaining a relatively short duration, FS Bank is better able to minimize loss of value in a rising interest rate environment and is better able to reinvest principal repayments into higher yields.

Loans: Loans, net of the allowance for loan losses, declined by $0.7 million during the second quarter of 2005, as compared to a decline of $1.9 million during the second quarter of 2004. Loans, net of the allowance for loan losses, declined by $7.5 million between June 30, 2004 and June 30, 2005. The primary reasons for these declines have been increasing competitive pressures in the local market, coupled with vacant lending officer positions. The composition of the portfolio remains weighted in commercial and commercial real estate loans, which accounted for approximately 64.3% of the total gross balances at June 30, 2005, as compared to 64.4% at December 31, 2004 and 68.7% at June 30, 2004.

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

We periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We have a significant credit exposure of loans outstanding plus unfunded lines of credit to borrowers in the residential construction industry and to owners of nonresidential buildings at June 30, 2005. This exposure level is taken into consideration by management in its determination of the adequacy of the allowance for loan losses. Based upon that determination, we believe that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

FS Bank discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

Non-Performing Assets. Non-performing assets are made up of loans that have been placed in a non-accrual status, loans that are past due 90 days or greater and loans that have been classified as restructured and repossessed assets. The following table sets forth the non-performing assets at the dates indicated (amounts in thousands):

	June 30, 2005	December 31, 2004	June 30, 2004
Non-accrual loans	$1,354	$2,969	$4,490
Loans past due 90 days or greater	79	10	46
Repossessed assets	135	110	110
Total	$1,568	$3,089	$4,646

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the probable and incurred loss in the loan portfolio. The following table sets forth the balances in our allowance for loan losses and the percentage for total loans and non-performing loans at the dates indicated (amounts in thousands):

	June 30, 2005	December 31, 2004	June 30, 2004

Allowance for loan losses	$1,458	$1,720	$2,298

Total loans	$151,165	$152,576	$158,801
Percentage of allowance for loan losses to total loans	0.96%	1.13%	1.45%

Non-performing assets	$1,568	$3,089	$4,646

Ratio of non-performing assets to allowance for loan losses at the end of the period	107.5%	179.6%	202.2%

As noted above, during the second quarter of 2005, we concluded an agreement for the sale, without recourse, of $1.8 million of non-performing loans, thus reducing the level of non-performing assets by $1.8 million during April 2005.

As of the above dates, our management deemed the balances in the allowance for loan losses to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” below.

Deposits and Other Borrowings. We had approximately $176.2 million of deposits at June 30, 2005, as compared to $178.9 million at December 31, 2004 and $173.5 million at June 30, 2004. Our deposits consist of noninterest and interest bearing demand accounts, savings, money market and time deposits.

The following table sets forth the components of our deposits as of the dates indicated (amounts in thousands):

	June 30, 2005	December 31, 2004	June 30, 2004

Interest bearing demand	$14,862	$16,657	$16,276
Savings, money market and NOW	30,674	38,523	25,413
Time deposits less than $100,000	62,212	59,374	60,610
Time deposits $100,000 and over	42,982	41,638	48,153
Total interest bearing deposits	150,730	156,192	150,452
Noninterest bearing	25,505	22,670	23,031
Total deposits	$176,235	$178,862	$173,483

Total deposits decreased by $0.6 million and $7.8 million, respectively, during the quarters ended June 30, 2005 and June 30, 2004, respectively.

Total deposits reflected a net increase of $2.8 million between June 30, 2004 and June 30, 2005. NOW accounts decreased by $8.1 million, and time deposits declined by $3.5 million, while money market accounts increased by $11.5 million. This reflects our funding strategy of reducing time deposits and increasing lower cost money market accounts.

In addition to our deposits, we have repurchase agreements which are essentially deposit equivalents collateralized by securities. These agreements amounted to $3.2 million at June 30, 2005, $5.9 million at December 31, 2004 and $8.3 million at June 30, 2004. Additionally, at June 30, 2005, we had balances of $7.1 million in advances from the Federal Home Loan Bank of Cincinnati compared to $8.2 million at December 31, 2004 and $9.4 million at June 30, 2004.

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

The credit agreement contains a number of covenants relating to the operation of the Bank including the maintenance of a minimum equity capital ratio, a maximum ratio of nonperforming assets to total loans, a minimum return on average assets and the maintenance of a minimum dividend payment capacity by the Bank. Covenants applicable to the Company include a prohibition of the payment of dividends on its common stock. At June 30, 2005, all covenants of the credit agreement were either met or waived by the lender.

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

FS Bank has established a limited number of alternative or secondary sources to provide additional liquidity and funding sources when needed to support lending activity or other liquidity needs. These alternative funding sources currently include unsecured federal funds lines of credit from five correspondent banks aggregating approximately $14 million and a secured line of credit with the Federal Home Loan Bank of Cincinnati, which allows FS Bank to borrow based on the level of qualifying residential loans which serve as collateral for this type of borrowing. Using these two sources, at June 30, 2005, FS Bank could borrow approximately $16 million based on available lines.

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
Capital Resources. At June 30, 2005, our stockholders’ equity amounted to $21.3 million, as compared to $20.6 million at December 31, 2004 and $19.9 million at June 30, 2004. The change in stockholders’ equity for the second quarter of 2004 was $509,000, consisting of $202,000 in net income and reduced by $711,000 of other comprehensive income attributable to the decrease in fair value of our available-for-sale securities portfolio. The change in stockholders’ equity for the second quarter of 2005 was $571,000, $439,000 in net income and $132,000 of other comprehensive income attributable to a decrease in fair value of our available-for-sale securities portfolio.

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

A historical loss factor is computed for each loan type in the portfolio based upon actual losses incurred over a predetermined time frame. The historical loss percentage for the overall portfolio is then calculated to determine an estimate of losses based upon FS Bank’s actual loss experience. This historical loss percentage is adjusted by management for various other qualitative factors such as economic conditions, past due trends, problem loan trends concentrations with the loan portfolio, changes in underwriting standards (if any) and management of the loan portfolio that impact the loan portfolio to arrive at an overall estimated loss percentage. This overall estimated loss percentage is applied to the remaining loan portfolio which has not be individually reviewed for impairment, after adjusting for various factors including cash equivalent collateral held by FS Bank and guaranties from the federal government (such as SBA guarantees), to arrive at the general allowance allocation. The sum of the specific allocations and the general allocation represents management’s best estimate of the probable incurred losses contained in the loan portfolio at the measurement date. These estimates are then compared to the actual recorded ALL balance to determine whether additional provisions should be recorded. Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses.

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

Management believes the allowance for loan losses at June 30, 2005 was adequate. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

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

Recent Accounting Pronouncements

In June, 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which will be retitled FSP 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FSP FAS 115-1 will replace guidance in EITF Issue 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 will not have any significant impact on the Company's financial condition or results of operation. Since December 31, 2004, there have been no new accounting pronouncements that would have a material effect on the financial statements or practices of FS Bank.

In April 2005, the SEC issued an amendment to SFAS No. 123(R), which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The new rule does not change the accounting required by SFAS No. 123(R), it only changes the dates for compliance with the standard. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

PART I. - FINANCIAL INFORMATION

Item 3. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Security maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to First Security’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. First Security’s management evaluated with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of First Security’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that First Security Bancorp’s disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Controls

There was no change in First Security’s internal control over financial reporting identified during that evaluation that occurred during First Security’s fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, First Security’s internal control over financial reporting.

(The balance of this page is intentionally left blank)

PART II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of First Security Bancorp, Inc. was held on May 17, 2005. There were two matters submitted to and approved by the shareholders at the annual meeting. The proposed amendment to the Bylaws of First Security Bancorp, Inc., to establish a variable-range size board of directors, was approved, with 804,067 votes FOR and 64,595 votes AGAINST. The following table identifies the nominees for director (all of whom were elected) and a tabulation of the votes each received at the annual meeting of shareholders:

	Votes Cast For	Votes Withheld
Julian E. Beard	862,823	291,453
A.F. Dawahare	1,153,876	400
Robert J. Rosenstein	1,152,176	2,100
Kathy E. Walker	862,823	291,453

The other directors of First Security Bancorp, Inc. whose term of office as a director continued after the annual meeting are R. Douglas Hutcherson, Harold Glenn Campbell, Dr. Kenneth L. Gerson, Tommy R. Hall, Erle L. Levy, Dr. Ira P. Mersack, Richard S. Trontz, William T. Vennes (1) and D. Woodford Webb, Jr.

(1) A report on Form 8-K dated May 18, 2005, was filed with the Securities and Exchange Commission to report under Item 5 “Other Events and Regulation FD Disclosure” the resignation of William T. Vennes as a director of First Security Bancorp, Inc.

Item 6. Exhibits

(a) Exhibits

The exhibits listed on the Exhibit Index of this Form 10-QSB are filed or furnished as a part of this report.

(The balance of this page is intentionally left blank)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   First Security Bancorp, Inc.

First Security Bancorp, Inc.

Date: August 9, 2005	By:	/s/ R. Douglas Hutcherson
R. Douglas Hutcherson
President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ Kristie L. Eubank
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