Form 10QSB
period 2005-09-30
FIRST SECURITY BANCORP INC /KY/
filed 2005-11-14
CIK 1109610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ].

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,560,540 shares of common stock as of November 14, 2005.

Transitional Small Business Disclosure format (check one): Yes [ ] No[X]

FIRST SECURITY BANCORP, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 5. Other Information
Item 6. Exhibits

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except for per share data)

	(Unaudited) September 30, 2005	December 31, 2004	(Unaudited) September 30, 2004

ASSETS
Cash and due from banks	$4,103	$4,446	$4,753
Federal funds sold	4,304	18,568	7,216
Total cash and cash equivalent	8,407	23,014	11,969
Securities available-for-sale	36,800	33,748	36,265
Loans held for sale	-	-	853
Loans, net of allowance of $1,462, $1,720 and $1,796	148,505	150,856	154,833
Federal Home Loan Bank stock	835	806	798
Foreclosed assets	124	110	110
Premises and equipment, net	6,979	7,141	7,245
Accrued interest receivable and other assets	1,865	1,759	1,937

	$203,515	$217,434	$214,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$20,655	$22,670	$23,002
Interest bearing	148,388	156,192	147,644
Total deposits	169,043	178,862	170,646
Federal funds purchased and repurchase agreements	3,518	5,857	8,263
Note Payable	3,000	3,000	5,000
Federal Home Loan Bank advances	5,330	8,246	8,821
Accrued interest payable and other liabilities	1,115	861	942
Total liabilities	182,006	196,826	193,672

Commitments and contingent liabilities

Shareholders’ equity
Common stock, no par value: 5,000,000 shares authorized; September 30, 2005 - 1,560,290 shares issued, December 31, 2004 and September 30, 2004 - 1,558,690 shares issued	8,938	8,926	8,926
Additional paid-in capital	8,956	8,944	8,926
Retained earnings	3,943	2,736	2,455
Accumulated other comprehensive income (loss)	(328)	2	31
Total shareholders’ equity	21,509	20,608	20,338
	$203,515	$217,434	$214,010

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
For the Three and Nine Month Periods Ended September 30
(Amounts in thousands, except for per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Interest Income
Loans, excluding fees	$2,636	$2,232	$7,552	$6,855
Taxable securities	373	382	1,098	1,077
Tax exempt securities	22	7	41	31
Federal funds sold and other	36	18	148	94
	3,067	2,639	8,839	8,057
Interest expense
Deposits	1,125	883	3,146	2,845
Federal funds purchased and repurchase agreements	20	19	56	45
Federal Home Loan Bank advances	62	98	231	339
Note payable and other debt	47	54	128	147
	1,254	1,054	3,561	3,376

Net interest income	1,813	1,585	5,278	4,681

Provision for loan losses	-	222	-	297

Net interest income after provision for loan losses	1,813	1,363	5,278	4,384

Noninterest income
Service charges on deposit accounts	155	171	521	484
Net gains on sales of loans	3	96	6	332
Net gains on sales of securities	-	50	-	293
Other	57	44	121	163
	215	361	648	1,272
Noninterest expense
Salaries and employee benefits	602	753	1,821	2,355
Occupancy and equipment	261	275	774	871
Data processing	147	137	418	406
Legal and professional fees	143	138	267	307
Advertising	20	56	85	166
Bankshares Tax	47	46	139	130
Loss on Sale of Assets		106		106
Other	261	224	639	740
	1,481	1,735	4,143	5,081

Income before income taxes	547	(11)	1,783	575
Income tax expense	174	(10)	576	172

Net income	$373	$(1)	$1,207	$403

Weighted average common shares outstanding:
Basic	1,560	1,559	1,560	1,559
Diluted	1,567	1,563	1,565	1,560

Earnings per share
Basic	$.24	$-	$.77	$.26
Diluted	$.24	$-	$.77	$.26

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY (Unaudited)
(Share and dollar amounts in thousands)

	Common Stock		Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, January 1, 2005	1,559	$8,926	$8,944	$2,736	$2	$20,608

Stock options exercised	1	12	12			24

Comprehensive Income:
Net income				1,207		1,207
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects					(330)	(330)
Total comprehensive income						877

Balance, September 30, 2005	1,560	$8,938	$8,956	$3,943	$(328)	$21,509

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Month Periods Ended September 30,
(Dollar amounts in thousands, except for per share data)

	2005	2004
Cash flows from operating activities
Net income	$1,207	$03
Adjustments to reconcile net income to net
cash from operating activities:
Provision for loan losses	-	297
Depreciation and amortization	310	370
Net amortization of securities	140	260
Net realized gain on sale of securities	-	(293)
Federal Home Loan Bank stock dividends	(29)	(24)
Originations of loans held for sale	-	(18,666)
Proceeds from sale of loans	-	18,552
Net gains on sales of loans	-	(332)
Net change in:
Accrued interest receivable	(91)	126
Other assets	41	(207)
Accrued interest payable	64	(139)
Other liabilities	357	51
Net cash from operating activities	1,999	398

Cash flows from investing activities
Activity in available-for-sale securities:
Maturities and principal repayments	3,643	9,773
Calls	2,200	10,094
Purchases	(9,532)	(17,742)
Net change in loans	2,281	3,612
Proceeds of sale of goodwill and intangible assets	-	33
Loss on sale of goodwill and intangible assets	-	106
Purchases of Federal Home Loan Bank advances	-	(2)
Purchases of premises and equipment, net	(148)	(20)
Net cash from investing activities	(1,556)	5,854

Cash flows from financing activities
Net change in deposits	(9,819)	(19,994)
Net change in repurchase agreements and short-term borrowings	(2,339)	(611)
Repayments of Federal Home Loan Bank advances	(2,916)	(3,691)
Proceeds from issuance of common stock	24	-
Net cash from financing activities	(15,050)	(24,296)

Net change in cash and cash equivalents	$(14,607)	$(18,044)

Cash and cash equivalents at beginning of period	23,014	30,013

Cash and cash equivalents at end of period	$8,407	$11,969

Supplemental cash flow information:
Interest paid	$3,497	$4,310
Income tax paid	230	260

Supplemental non-cash disclosure:
Transfers from loans to foreclosed assets	70	-

See Notes to Consolidated Condensed Financial Statements

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated condensed financial statements of First Security Bancorp, Inc. (the “First Security”) and its wholly-owned subsidiary First Security Bank of Lexington, Inc. (“FS Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Security’s Form 10-KSB annual report for 2004 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated condensed balance sheet of First Security as of December 31, 2004 has been derived from the audited consolidated balance sheet of First Security. Where appropriate, some items in the prior period financial statements have been reclassified to conform to the current presentation. Unless otherwise indicated within the text, dollars are presented in thousands except for per share data and all data is presented as of or for the periods ended September 30, 2005 and 2004.

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

Operating Results: Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income as reported	$373	$(1)	$1,207	$403
Deduct: Stock-based compensation expense determined under fair value based method	(10)	6	(135)	(43)
Pro forma net income	363	$5	$1,072	$360

Basic earnings per share as reported	$.24	$-	$.77	$.26
Pro forma basic earnings per share	$.23	$-	$.69	$.26
Diluted earnings per share as reported	$.24	$-	$.77	$.23
Pro forma diluted earnings per share	$.23	$-	$.68	$.23

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date for grants issued during the nine month periods ended September 30, 2005 and 2004:

	2005	2004
Risk-free interest rate	4.25%	3.50%
Expected option life	5.0 years	5.0 years
Expected stock price volatility	25%	33%
Dividend yield	-	-

NOTE 2 - SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows as of the dates indicated:

	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)

September 30, 2005
U.S. Government and federal agency	$11,322	$-	$(187)
State and municipal	3,105	4	(14)
Mortgage-backed	22,373	1	(301)
Total	$36,800	$5	$(502)

December 31, 2004
U.S. Government and federal agency	$13,448	$2	$(71)
State and municipal	882	7	-
Mortgage-backed	19,418	116	(51)
Total	$33,748	$125	$(122)

September 30, 2004
U.S. Government and federal agency	$14,551	$23	$(32)
State and municipal	888	11	-
Mortgage-backed	20,826	117	(71)
Total	$36,265	$151	$(103)

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses at September 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Description of Securities
U.S. Government and
federal agency	$5,934	$(91)	$5,388	$(96)	$11,322	$(187)
State and municipal	2,646	(14)	-	-	2,646	(14)
Mortgage-backed	19,471	(217)	2,662	(84)	22,133	(301)

Total temporarily
impaired with stated
maturities	$28,051	$(322)	$8,050	$(180)	$36,101	$(502)

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to changes in market conditions. The fair value is expected to recover as the securities approach their maturity date and/or market conditions improve.

Sales of available-for-sale securities were as follows for the nine month period ended September 30, 2005, the year ended December 31, 2004 and the nine month period ended September 30, 2004:

	September 30, 2005	December 31, 2004	September 30, 2004
Proceeds	$-	$11,164	$10,094
Gross gains	-	318	293
Gross losses	-	-	-

The fair value of debt securities and carrying amount, if different, at September 30, 2005 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Due in one year or less	$997
Due from one to five years	10,641
Due from five to ten years	2,137
Due after ten years	652
Total securities due at a single maturity date	14,427
Mortgage-backed	22,373

Total	$36,800

Securities pledged at September 30, 2005, December 31, 2004 and September 30, 2004 had carrying amounts of $10.5 million, $13.1 million and $13.9 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At September 30, 2005, December 31, 2004 and September 30, 2004, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE 3 - LOANS

Loans were as follows as of the dates indicated:

	September 30, 2005	December 31, 2004	September 30, 2004

Commercial	$46,614	$58,125	$59,736
Mortgage loans on real estate:
Commercial	49,331	40,087	48,559
Residential	9,131	10,069	9,767
Construction	26,690	26,299	20,451
Home equity	12,143	11,637	11,393
Consumer Credit Card	733	828	775
Consumer	5,325	5,531	5,948
Subtotal	149,967	152,576	156,629
Less allowance for loan losses	(1,462)	(1,720)	(1,796)
Loans, net	$148,505	$150,856	$154,833

Substantially all 1-4 single-family first residential mortgage loans and all multi-family loans are pledged to the Federal Home Loan Bank as collateral for advances.

Changes in the allowance for loan losses were as follows for the nine-month period ended September 30, 2005, the year ended December 31, 2004 and the nine -month period ended September 30, 2004:

	September 30, 2005	December 31, 2004	September 30, 2004

Beginning balance	$1,720	$2,379	$2,379
Loans charged-off	(339)	(962)	(886)
Recoveries	81	6	6
Provision for loan losses	-	297	297
Ending balance	$1,462	$1,720	$1,796

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

During the first quarter of 2005, First Security awarded 30,000 options to non-employee directors at an exercise price of $16.40 which equaled the market price for the stock as of the date of the grant. During the first quarter of 2004, First Security awarded 26,350 options to employees and 19,000 to non-employee directors at an exercise price of $17.15, which equaled the market price for the stock as of the date of the grant. There were no stock options awarded during the third quarter of 2005.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE 4 - STOCK OPTIONS (Continued)

A summary of the activity in the Stock Plan for the nine month periods ended September 30, 2005 and September 30, 2004 is as follows:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	119,650	$18.23	87,750	$18.91
Granted	30,000	16.40	45,350	17.15
Exercised	(1,600)	15.50	-	-
Forfeited	(12,500)	16.41	(9,800)	18.63

Outstanding at end of period	135,550	$18.02	123,300	$18.29

Options exercisable at end of period	125,160	$18.07	98,650	$18.44
Weighted average fair value of options granted during year	$5.06		$6.04

At September 30, 2005, a summary of the options outstanding pursuant to the Stock Plan is as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$13.75-$15.50	12,250	$15.50	11,800	$15.50
$16.00-$22.00	123,300	18.28	113,360	18.34

Outstanding at period-end	135,550	$18.02	125,160	$18.07

Other Stock Options
In addition to the above, on December 1, 2003 First Security issued 20,000 options to its Chief Executive Officer with an exercise price of $14.00, which was below the market price of the shares at the date of the grant. These options are non-qualified. The difference between the exercise price and the market price will be recognized as compensation expense over the vesting period in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” At September 30, 2005, 8,000 of these options were exercisable.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE 5 - EARNINGS PER SHARE

The factors used in the earnings per share computation for the three and nine month periods ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Basic
Net Income (Loss)	$373	$(1)	$1,207	$403
Weighted average common shares outstanding	1,560	1,559	1,560	1,559

Basic earnings per common share	$.24	$-	$.77	$.26

Diluted
Net Income	$373	$(1)	$1,207	$403
Weighted average common shares outstanding	1,560	1,559	1,560	1,559
Add: Dilutive effects of assumed exercises of stock warrants and options	7	4	5	1

Average shares and dilutive potential common shares	1,567	1,563	1,565	1,560

Diluted earnings per common share	$.24	$-	$.77	$.26

Stock options for shares of common stock that were not considered in computing diluted earnings per common share because they were anti-dilutive are as follows:	58,000	100	58,000	100

PART I - FINANCAL INFORMATION

Item 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2005 and 2004, and our results of operations for the three month and nine month periods ended September 30, 2005 and 2004. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the unaudited Consolidated Condensed Financial Statements. You should read the following discussion and analysis along with our unaudited Consolidated Condensed Financial Statements and the related notes included elsewhere herein, and with the Form 10-KSB filed by First Security relating to financial information as of and for the period ended December 31, 2004.

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

Prior to September 10, 2004, FS Bank conducted mortgage banking operations under the name First Security Mortgage Company, at two leased residential mortgage origination offices, one located at 190 W. Lowry Lane, in Lexington, and a second located in Danville, Kentucky, approximately 45 miles southwest of Lexington. On September 10, 2004, we sold certain assets used in these mortgage banking operations (and transferred the two residential mortgage origination offices) to First Mortgage Company, LLC, a limited liability company formed by

Brady Ratliff and Allen Haggard, both of whom were employed by FS Bank in its mortgage loan division. We had acquired the mortgage banking operations that were sold in the transaction in June 2002 from First Mortgage Company, Inc., of which Mr. Ratliff was a principal. Following the sale of this division, First Security hired a mortgage processor to continue to offer residential mortgages to its customers through its offices as well as through referrals to various other mortgage companies.

Executive Summary

Net income for the quarter ended September 30, 2005 was $373,000, or $0.24 per share (on a diluted basis) as compared to a net loss of $1,000 for the quarter ended September 30, 2004. Net income for the nine months ended September 30, 2005 was $1,207,000, or $0.77 per share (on a diluted basis) as compared to $403,000, or $0.26 for the nine months ended September 30, 2004. The improvement in the first nine months of 2005, as compared to the first nine months of 2004, represents a 200% increase in net income and a 196% increase in net income per share on a diluted basis.

Earnings for the current quarter, as compared to the third quarter of 2004, were positively impacted by a number of factors, including increases in the yield on the Bank’s earning assets brought about by increases in the Bank’s prime lending rate, reductions in non-interest expenses and more effective funds management for deposits.

Our Board of Directors engaged Professional Bank Services, Inc. (PBS) during the second quarter of 2005 and continues to work with PBS in investigating and evaluating strategic alternatives available to First Security and beneficial to all shareholders, considering both short-term and long-term perspectives.

Results of Operations

For the third quarter of 2005, First Security reported net income of $373,000 as compared to a net loss of $1,000 for the third quarter of 2004. For the nine month period ended September 30, 2005, net income totaled $1,207,000 as compared to $403,000 for the nine month period ended September 30, 2004. This improvement in performance is the result of strategic decisions made in 2003 and 2004 to better position the Company’s assets and liabilities in an increasing interest rate environment.

The primary reason for the increase in net income for the third quarter of 2005 versus 2004 was the increase in the yield on the Bank’s loan and investment portfolios, brought about in large measure by the increases in the prime lending rate resulting from actions taken by the Federal Reserve Bank beginning in June, 2004 and continuing through the present. Also, during the third quarter of 2004, we recorded a loss on the sale of assets and we recorded $222,000 in provision for loan losses. No provision for loan losses has been taken in 2005.

The following is a more detailed discussion of results of our operations for the quarter and nine months ended September 30, 2005 and 2004.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. A summary of the relevant information concerning net interest income, spreads and margins is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net interest income	$1,813	$1,585	$5,278	$4,681

Average balances
Earning assets	193,923	205,236	197,160	213,110
Funding sources (1)	185,870	199,454	189,089	205,819

Average yields or costs
Loans	6.92%	5.52%	6.62%	5.68%
Earning assets	6.28%	5.10%	5.99%	5.05%
Deposits (2)	2.56%	2.00%	2.39%	2.09%
Funding sources	2.58%	2.10%	2.43%	2.19%

Spread (3, 4)	3.70%	2.73%	3.57%	2.58%
Margin (3, 5)	3.81%	3.06%	3.67%	2.94%

1.	Funding sources, as used in the above table, is composed of interest bearing liabilities in the form of deposits, repurchase agreements, advances from the Federal Home Loan Bank and notes payable.
2.	Deposits, as used in the above table, are composed solely of interest bearing deposits.
3.	The above calculations include the effects of tax-equivalent adjustments.
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

A reconciliation of tax-equivalent net interest income to net interest income as reported in the financial statements is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net interest income (tax-equivalent)	$1,832	$1,587	$5,308	$4,690
Tax-equivalent adjustment (1)	(19)	(2)	(30)	(8)
Net interest income as reported in the financial statements	$1,813	$1,585	$5,278	$4,681

1. We computed income based on the carrying value of tax exempt instruments on a fully tax equivalent basis.

The following table shows our loan distribution as they reprice or mature.

	September 30, 2005		December 31, 2004		September 30, 2004
	Amount	Percent	Amount	Percent	Amount	Percent
Daily floating rate	$91,035	60.7%	$97,922	64.2%	$109,314	69.6%
Reprice within one year	22,243	14.8%	19,427	12.7%	19,049	12.1%
Reprice in one year through five years	33,534	22.4%	32,034	21.0%	25,558	16.3%
Reprice after five years	3,155	2.1%	3,193	2.1%	3,210	2.0%
Totals	$149,967	100.0%	$152,576	100.0%	$157,131	100.0%

At September 30, 2005, the Bank’s loan portfolio contained approximately $14 million of variable rate loans whose terms include various interest rate floors and ceilings. In establishing the interest rate ceilings, we incorporated our estimate of the increases in lending rates over the expected lives of these loans. As these loans reach their ceiling, they shift from immediately repriceable loans to fixed rate loans. At September 30, 2005 $12 million in loans had reached their ceilings and are reflected as fixed rate loans for purposes of the above table.

The Bank’s prime rate was increased six times during the first nine months of 2005, on February 2, on March 22, on May 3, on June 30, on August 9, and on September 20. We expect short term rates to continue to increase over the coming two quarters before the increases abate. These increases contributed to the increase in yield and are expected to have a beneficial impact on the yield of the loan portfolio, as approximately 61% of the Bank’s loans are based on prime and are adjustable within a thirty day period.

During the nine months ended September 30, 2005, our cost of interest bearing deposits increased to 2.39% for the first nine months of 2005 from 2.00% for the first nine months of 2004. The cost of all funding increased from 2.10% to 2.43%. These increases reflect the increase in general interest rates both nationally and in our local market.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses (“ALL”) that, in our management’s evaluation, should be adequate to provide coverage for probable and incurred loss on outstanding loans. We recorded no provision for loan losses during the first nine months of 2005, as compared to $297,000 for the first nine months of 2004. Based upon the evaluation of the loan portfolio by our management, we believe the allowance for loan losses to be adequate to absorb our estimate of probable and incurred losses existing in the loan portfolio at the balance sheet date. While the timing of the actual charge-off of loans for which reserves have been established is uncertain, management believes that all inherent loan losses have been adequately provided for in the ALL. These are forward-looking statements, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

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

Noninterest income for the three month periods ended September 30, 2005 and 2004 is summarized as follows (dollars in thousands):

	Three months ended September 30,		Net Change
	2005	2004	Amount
Noninterest income:
Service charges on deposit accounts	$155	$171	$(16)
Net gains on the sale of loans	3	96	(93)
Net gains on the sale of securities	-	50	(50)
Other noninterest income	57	44	13
Total	$215	$361	$(146)

Noninterest income for the nine month periods ended September 30, 2005 and 2004 is summarized as follows (dollars in thousands):

	Nine months ended September 30,		Net Change
	2005	2004	Amount
Noninterest income:
Service charges on deposit accounts	$521	$484	$37
Net gains on the sale of loans	6	332	(326)
Net gains on the sale of securities	-	293	(293)
Other noninterest income	121	163	(42)
Total	$648	$1,272	$(624)

During the nine months ended September 30, 2005, we sold no investment securities, and accordingly, recorded no gains from these sales.

In September, 2004, we sold certain assets used in the mortgage loan origination and sales activity. During the first quarter of 2005, we re-initiated an in-house mortgage loan origination and sales program, which is centered on providing these products and services in our retail banking offices and accordingly have recorded the gain on the sale of loans in the second and third quarters of 2005.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses.

The following is the makeup of our noninterest expense for the three month periods ended September 30, 2005 and 2004 (dollars in thousands):

	Three months ended September 30,		Net Change
	2005	2004	Amount
Noninterest expense:
Salaries and employee benefits	$602	$753	$(151)
Occupancy and equipment	261	275	(14)
Data processing	147	137	10
Legal and professional fees	143	138	5
Advertising	20	56	(36)
Bankshares tax	47	46	1
Loss on sale of assets	-	106	(106)
Other noninterest expense	261	224	37
Total	$1,481	$1,735	$(254)

Total noninterest expenses declined by $254,000 for the third quarter of 2005, as compared to the third quarter of 2004. Of this decline, approximately $151,000 relates to the elimination of staffing positions, occupancy and other operating expenses brought about by the sale of assets to and assumption of former employees of the bank by First Mortgage Company, LLC, as discussed above.

The following is the makeup of our noninterest expense for the nine month periods ended September 30, 2005 and 2004 (dollars in thousands):
	Nine months ended September 30,		Net Change
	2005	2004	Amount
Noninterest expense:
Salaries and employee benefits	$1,821	$2,355	$(534)
Occupancy and equipment	774	871	(97)
Data processing	418	406	12
Legal and professional fees	267	307	(40)
Advertising	85	166	(81)
Bankshares tax	139	130	9
Loss on sale of assets	-	106	(106)
Other noninterest expense	639	740	(101)
Total	$4,143	$5,081	$(938)

The specific changes during the first nine months of 2005 compared to the first nine months of 2004 are due primarily to the following factors:

•
Of the $534,000 decline in salaries and benefits expense in the first nine months of 2005, approximately $336,000 relates to the elimination of staffing positions, brought about by the sale of assets to and assumption of former employees of the bank by First Mortgage Company, LLC, as discussed above with the balance of the decline reflecting one vacant lending officer position and the vacancy of the CFO position. In addition, the efforts to control the level of staffing through a more extensive use of part time employees, has reduced salaries and benefits.

•	The $97,000 decline in occupancy and equipment expense reflects lowered maintenance expenses.

•	Data processing expenses increased by $12,000 between the periods, reflecting increased costs for computer software and computer hardware.

•	Advertising expenses decreased by $81,000 because we are utilizing more direct mail instead of mass media and television advertising.

•	The decline in legal and professional fees is primarily attributable to lower legal fees incurred in problem loan administration.

•	The increase of $9,000 in Bankshares tax is related to the increased taxable capital employed in the Bank.

•
Of the $101,000 decline in other noninterest expense, approximately $106,000 is related to the sale of assets. Also included in noninterest expense for 2005 was $73,000 in director fees. This expense was for the nine month period ending September 30, 2005. No director fees had been paid in previous periods.

Income Taxes. The effective income tax expense rate for the first nine months of 2005 was 32.3%, as compared to 29.9% for the first nine months of 2004. This small increase in the effective tax rate is attributable to a lowered investment level in tax exempt securities.

Financial Condition

During 2004 and into the third quarter of 2005, the Company has sought to more effectively manage the deployment of its assets and funding so as to maximize profitability. During 2004 and into the third quarter of 2005, the total assets of the Company declined from the level that existed at year end 2003. This decline is primarily attributable to a decrease in loans and a strategic decision to use excess federal funds sold to reduce the balances of certificates of deposit, which bear interest at rates that are higher than the interest rates earned on federal funds sold. The use of these excess funds has resulted in an improvement in spreads and margins.

During the first nine months of 2005, gross loans declined by $2.6 million, from $152.6 million at December 31, 2004 to $150.0 million at September 30, 2005. This decline reflects a small number of larger loan customers whose loans were either not renewed or who chose to move their credits to another financial institution.

A comparative summary of the components of average earnings assets before the deduction for the allowance for loan losses and average assets (net of the allowance for loan losses) is presented as follows (amounts in thousands):

	Quarter Ended September 30, 2005	Year Ended December 31, 2004	Quarter Ended September 30, 2004

Average interest earning assets
Loans (gross)	$151,053	$159,718	$160,522
Investment securities (1)	38,217	39,524	41,797
Federal funds sold	4,653	9,201	2,917
Total	$193,923	$208,443	$205,236

Total average assets	$208,651	$221,517	$218,603

Percentage of earning assets to total assets	92.9%	94.1%	93.8%

1. Includes available-for-sale securities and other securities.

Investment Securities. FS Bank’s investment portfolio is classified as available-for-sale, meaning that any or all of the securities may be sold to meet the business objectives of FS Bank. The portfolio consists primarily of mortgage backed bonds, which constitute 60.8% of the portfolio at September 30, 2005, as compared to 57.5% at December 31, 2004 and 62.7% at September 30, 2004. In managing the portfolio, FS Bank seeks to maintain investment grade securities, at a reasonable yield, and with an overall duration (average length of an investment) of no more than four years. At September 30, 2005, the duration of the entire portfolio was approximately 3.6 years. By maintaining a relatively short duration, FS Bank is better able to minimize loss of value in a rising interest rate environment and is better able to reinvest principal repayments into higher yields.

Loans: Loans, net of the allowance for loan losses, declined by $1.2 million during the third quarter of 2005, as compared to a decline of $1.7 million during the third quarter of 2004. Loans, net of the allowance for loan losses, declined by $6.3 million between September 30, 2004 and September 30, 2005. The primary reasons for these declines have been increasing competitive pressures in the local market, coupled with vacant lending officer position. The composition of the portfolio remains weighted in commercial and commercial real estate loans, which accounted for approximately 73.4% of the total gross balances at September 30, 2005, as compared to 64.4% at December 31, 2004 and 67.9% at September 30, 2004.

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

We periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We have a significant credit exposure of loans outstanding plus unfunded lines of credit to borrowers in the residential construction industry and to owners of nonresidential buildings at September 30, 2005. This exposure level is taken into consideration by management in its determination of the adequacy of the allowance for loan losses. Based upon that determination, we believe that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

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

Non-Performing Assets. Non-performing assets are made up of loans that have been placed in a non-accrual status, loans that are past due 90 days or greater and loans that have been classified as restructured and repossessed assets. The following table sets forth the non-performing assets at the dates indicated (amounts in thousands):

	September 30, 2005	December 31, 2004	September 30, 2004
Non-accrual loans	$1,731	$2,969	$3,217
Loans past due 90 days or greater	76	10	11
Repossessed assets	124	110	110
Total	$1,931	$3,089	$3,338

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the probable and incurred loss in the loan portfolio. The following table sets forth the balances in our allowance for loan losses and the percentage for total loans and non-performing loans at the dates indicated (amounts in thousands):

	September 30, 2005	December 31, 2004	September 30, 2004

Allowance for loan losses	$1,462	$1,720	$1,796

Total loans	$149,967	$152,576	$156,629
Percentage of allowance for loan losses to total loans	0.97%	1.13%	1.15%

Non-performing assets	$1,931	$3,089	$3,338

Ratio of allowance for loan losses to non-performing assets at the end of the period	75.7%	55.7%	53.8%

The decrease in non-performing loans is primarily attributable to the sale, without recourse, of $1.8 million of non-performing loans during April 2005.

As of the above dates, our management deemed the balances in the allowance for loan losses to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” below.

Deposits and Other Borrowings. We had approximately $169.0 million of deposits at September 30, 2005, as compared to $178.9 million at December 31, 2004 and $170.7 million at September 30, 2004. Our deposits consist of noninterest and interest bearing demand accounts, savings, money market and time deposits.

The following table sets forth the components of our deposits as of the dates indicated (amounts in thousands):

	September 30, 2005	December 31, 2004	September 30, 2004

Interest bearing demand	$15,467	$16,657	$17,639
Savings, money market and NOW	31,279	38,523	36,852
Time deposits less than $100,000	63,738	59,374	53,652
Time deposits $100,000 and over	37,904	41,638	39,501
Total interest bearing deposits	148,388	156,192	147,644
Noninterest bearing	20,655	22,670	23,002
Total deposits	$169,043	$178,862	$170,646

Total deposits decreased by $7.1 million and $2.8 million, respectively, during the quarters ended September 30, 2005 and September 30, 2004, respectively.

Total deposits reflected a net decrease of $1.6 million between September 30, 2004 and September 30, 2005. NOW accounts decreased by $2.2 million and money market accounts decreased by $5.3 million. This reflects local market pressures on interest rates. Total time deposits increased by $8.5 million. In an attempt to attract new customers and maintain existing clients, we have offered competitive rates in our shorter term local market certificates of deposit.

In addition to our deposits, we have repurchase agreements which are essentially deposit equivalents collateralized by securities. These agreements amounted to $3.5 million at September 30, 2005, $5.9 million at December 31, 2004 and $8.3 million at September 30, 2004. Additionally, at September 30, 2005, we had balances of $5.3 million in advances from the Federal Home Loan Bank of Cincinnati compared to $8.2 million at December 31, 2004 and $8.8 million at September 30, 2004.

Note Payable. On December 30, 2003, the Company entered into a credit agreement with another financial institution that provides for a reducing revolving line of credit in the maximum amount of $6 million, of which $5 million was drawn at inception and contributed to FS Bank to increase its capital base. The related note is secured by 100% of the common shares of FS Bank and has a maturity of December 31, 2006. The maximum amount available under the credit agreement reduced to $5 million on December 31, 2004 and reduces to $4 million on December 31, 2005. The Company repaid $2 million of the note in December 2004.

The credit agreement contains a number of covenants relating to the operation of the Bank including the maintenance of a minimum equity capital ratio, a maximum ratio of nonperforming assets to total loans, a minimum return on average assets and the maintenance of a minimum dividend payment capacity by the Bank. Covenants applicable to the Company include a prohibition of the payment of dividends on its common stock. At September 30, 2005, all covenants of the credit agreement were either met or waived by the lender.

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

FS Bank has established a limited number of alternative or secondary sources to provide additional liquidity and funding sources when needed to support lending activity or other liquidity needs. These alternative funding sources currently include unsecured federal funds lines of credit from five correspondent banks aggregating approximately $14 million and a secured line of credit with the Federal Home Loan Bank of Cincinnati, which allows FS Bank to borrow based on the level of qualifying residential loans which serve as collateral for this type of borrowing. Using these two sources, at September 30, 2005, FS Bank could borrow approximately $16 million based on available lines.

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
Capital Resources. At September 30, 2005, our stockholders’ equity amounted to $21.5 million, as compared to $20.6 million at December 31, 2004 and $20.3 million at September 30, 2004. The change in stockholders’ equity for the third quarter of 2005 was $210,000, consisting of $373,000 in net income and reduced by $163,000 of other comprehensive income attributable to the decrease in fair value of our available-for-sale securities portfolio. The change in stockholders’ equity for the third quarter of 2004 was $448,000, $1,000 in net loss and $449,000 of other comprehensive income attributable to an increase in fair value of our available-for-sale securities portfolio.

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

A historical loss factor is computed for each loan type in the portfolio based upon actual losses incurred over a predetermined time frame. The historical loss percentage for the overall portfolio is then calculated to determine an estimate of losses based upon FS Bank’s actual loss experience. This historical loss percentage is adjusted by management for various other qualitative factors such as economic conditions, past due trends, problem loan trends concentrations with the loan portfolio, changes in underwriting standards (if any) and management of the loan portfolio that impact the loan portfolio to arrive at an overall estimated loss percentage. This overall estimated loss percentage is applied to the remaining loan portfolio which has not been individually reviewed for impairment, after adjusting for various factors including cash equivalent collateral held by FS Bank and guaranties from the federal government (such as SBA guarantees), to arrive at the general allowance allocation. The sum of the specific allocations and the general allocation represents management’s best estimate of the probable incurred losses contained in the loan portfolio at the measurement date. These estimates are then compared to the actual recorded ALL balance to determine whether additional provisions should be recorded. Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses.

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

Management believes the allowance for loan losses at September 30, 2005 was adequate. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

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

PART I. - FINANCIAL INFORMATION

Item 3. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Security maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to First Security’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. First Security’s management evaluated with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of First Security’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that First Security Bancorp’s disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Controls

There was no change in First Security’s internal control over financial reporting identified during that evaluation that occurred during First Security’s fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, First Security’s internal control over financial reporting.

(The balance of this page is intentionally left blank)

PART II - Other Information

Item 5. Other Information
Effective November 14, 2005, First Security Bank of Lexington, Inc., the banking subsidiary of First Security Bancorp, Inc., entered into two agreements with BSC, Inc., copies of which are attached as Exhibits 10.6 and 10.7 to this Form 10-QSB and are incorporated herein by this reference. The agreements were signed August 19, 2005 and are effective November 14, 2005, the expiration date of the data processing and outsource contracts First Security Bank had previously entered into with BSC. Under the Contract with BSC, Inc. (which is attached to this Form 10-QSB as Exhibit 10.6), BSC, Inc. will continue to provide First Security Bank with certain data processing services for an initial monthly processing fee of $12,000 plus certain other fees and adjustments as set forth in the Contract. The Contract has a six-month term though either party can terminate the Contract with one-month prior written notice. Under the Outsource Contract with BSC, Inc. (which is attached to this Form 10-QSB as Exhibit 10.7), BSC, Inc. will continue to provide First Security Bank with certain outsourced services such a preparation of bank statements, document shredding and item capturing and encryption as further described in the Outsource Contract. BSC, Inc. will charge First Security Bank a specified fee per the applicable service (e.g., $0.35 per statement for a bank savings account) as set forth in the Outsource Contract. The Outsource Contract has a six-month term.

First Security Bank of Lexington, Inc. has also entered into a Master Resource Management Services Agreement with Precision Computer Systems, Inc., a copy of which is attached as Exhibit 10.8 to this Form 10-QSB and is incorporated herein by this reference. Under this Agreement, Precision Computer Systems, Inc. will provide First Security Bank with data processing and related services, including, among others, item proofing, processing, encoding, imaging and statement generation and certain other services as described in the Agreement under fee schedules described in the Agreement.

The effective date of the Agreement is the date that Precision Computer Systems begins performing services for First Security Bank, which is expected to occur in the first or second quarter of 2006. It is expected that the effective date of the Precision Computer Systems Agreement will coincide with the termination date of the BSC Contract described above. Prior to the effective date of the Agreement, First Security Bank can terminate the Agreement for a $50,000 fee and the payment of certain costs Precision Computer Systems may have incurred in providing implementation services under the Agreement. Once Precision Computer Systems begins performing services for First Security Bank, the Agreement will have a 60 month term. Unless Precision Computer Systems commits a material breach of the Agreement, First Security Bank will only be able to terminate the Agreement during such 60 month term by paying Precision Computer Systems a termination fee equal to the amount obtained by multiplying 80% of the six-month average of monthly processing fees First Security Bank was paying Precision Computer Systems prior to such termination by the number of months remaining in the 60 month term. During the term of the Agreement, First Security Bank must only use Precision Computer Systems to provide the services contemplated under the Agreement.

Item 6. Exhibits

(a) Exhibits

The exhibits listed on the Exhibit Index of this Form 10-QSB are filed or furnished as a part of this report.

(The balance of this page is intentionally left blank)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Security Bancorp, Inc.

Date: November 14, 2005	/s/ R. Douglas Hutcherson
R. Douglas Hutcherson President and Chief Executive Officer

Date: November 14, 2005	/s/ Kristie L. Eubank
Kristie L. Eubank Chief Financial Officer

(The balance of this page is intentionally left blank)

EXHIBITS

Exhibit 10.1.
Salary Continuation Agreement, dated October 19, 2005, between Donald R. Shannon and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of First Security Bancorp, Inc. dated October 18, 2005 (Commission File No. 000-49781))

Exhibit 10.2.
Salary Continuation Agreement, dated October 19, 2005, between David W. Chrisman and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.2 of the Form 8-K of First Security Bancorp, Inc. dated October 18, 2005 (Commission File No. 000-49781))

Exhibit 10.3.
Salary Continuation Agreement, dated October 19, 2005, between David A. Donaldson and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.3 of the Form 8-K of First Security Bancorp, Inc. dated October 18, 2005 (Commission File No. 000-49781))

Exhibit 10.4.
Letter Agreement dated September 15, 2005, among D. Hutcherson, First Security Bancorp, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.2 of the Form 8-K of First Security Bancorp, Inc. dated September 12, 2005 (Commission File No. 000-49781))

Exhibit 10.5.	Summary of Director Compensation Plan

Exhibit 10.6	Outsource Contract between BSC, Inc. and First Security Bank dated November 14, 2005

Exhibit 10.7	Contract between B S C, Inc. and First Security Bank dated November 14, 2005

Exhibit 10.8.	Master Resource Managemenet Services Agreement between Precision Computer Systerms, Inc. and First Security Bank of Lexington, Inc. dated May 27, 2005*

Exhibit 31.	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1.	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*See description of the effective date of this Agreement set forth in Item 5 of this Form 10-QSB.

(The balance of this page is intentionally left blank)