Form 10KSB
period 2005-12-31
FIRST SECURITY BANCORP INC /KY/
filed 2006-03-31
CIK 1109610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File No: 000-49781

First Security Bancorp, Inc.
(Name of small business issuer in its charter)

Kentucky	61-1364206
(State of jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

318 East Main Street, Lexington, Kentucky 40507
(Address of principal executive offices)
(859) 367-3700
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:	_______________________________________________________
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:	Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year: $12,952,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). -- Yes _____ No __Ö__

Aggregate market value of the voting stock held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors of the issuer) computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $30,041,000 as of March 1, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,560,540 shares of common stock as of March 21, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure format (check one): Yes [ ] No[X]

TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS--------------------------------------------------------------------1

ITEM 2. DESCRIPTION OF PROPERTIES----------------------------------------------------------------11

ITEM 3. LEGAL PROCEEDINGS----------------------------------------------------------------------------11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-------------N/A

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES-2

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION------------------------------------------------------13

ITEM 7.  FINANCIAL STATEMENTS--------------------------------------------------------------------32

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING
AND FINANCIAL DISCLOSURE----------------------------------------------------N/A

ITEM 8A.  CONTROLS AND PROCEDURES-------------------------------------------------------------62

ITEM 8B.  OTHER INFORMATION-----------------------------------------------------------------------N/A

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT------------62

ITEM 10.  EXECUTIVE COMPENSATION----------------------------------------------------------------65

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS---------------68

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS---------------------69

ITEM 13.  EXHIBITS---------------------------------------------------------------------------------------------69

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES--------------------------------------71

SIGNATURES, POWER OF ATTORNEY, EXHIBIT INDEX-------------------------------------------72

FORWARD-LOOKING STATEMENTS

First Security Bancorp, Inc. (“First Security”) may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “may”, “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. First Security Bancorp’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) the inability of our bank subsidiary, First Security Bank of Lexington, Inc. (“FS Bank”) to attract and retain key management personnel, (iv) the lack of sustained growth in the economy in the Lexington, Kentucky area, (v) rapid fluctuations or unanticipated changes in interest rates, (vi) the inability of FS Bank to satisfy regulatory requirements, (vii) changes in the legislative and regulatory environment [and (viii) the impact of the pending merger transaction between First Security and American Founders Bancorp, Inc.]. Many of such factors are beyond First Security’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. First Security does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to First Security.

Unless this Form 10-KSB indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “First Security”, “First Security Bancorp” or “Company” as used in this report refer to First Security Bancorp, Inc. and its subsidiary First Security Bank of Lexington, Inc., which we sometimes refer to as “FS Bank”. References herein to the fiscal years 2005, 2004, 2003, 2002, 2001 and 2000 mean our fiscal years ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000, respectively.

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

As a community banking organization, we serve the needs of a wide range of customers, from households to small and medium sized businesses. Our services and products include checking and savings accounts, certificates of deposit and loans to businesses and individuals, including residential mortgages. Our primary deposit customers are individuals, while our primary loan customers are small to medium sized businesses.

After conducting a strategic investigation, First Security entered into an Agreement and Plan of Merger, dated December 12, 2005, with American Founders Bank, Inc., a Kentucky banking corporation headquartered in Frankfort, Kentucky, and its proposed holding company, American Founders Bancorp, Inc. The Merger Agreement provides, among other things, that subject to certain conditions, American Founders Bancorp, Inc. will acquire First Security in a merger transaction, and at the effective time of the merger, all of our outstanding shares will be converted into the right to receive $24.00 per share in cash (subject to possible adjustment if the merger is not completed by April 30, 2006). It is anticipated that, if the merger transaction is completed and First Security becomes a subsidiary of American Founders Bancorp, Inc., then FS Bank will merge with, and into American Founders Bank, Inc.

Market Area: FS Bank’s primary service area is the Lexington MSA, which is composed of the contiguous counties of Fayette, Jessamine, Woodford, Clark, Bourbon and Scott in general, and specifically Lexington. Lexington is located approximately 70 miles south of Cincinnati, Ohio and 70 miles east of Louisville, Kentucky. Interstates 75 and 64 intersect in Lexington, making Lexington a central point for commerce. Lexington is also the center of the thoroughbred industry in Kentucky. A number of the country’s prominent horse farms are located within the Lexington MSA, as is Keeneland Racetrack, one of the premier tracks in the nation and the home to several of world prominent auctions of thoroughbred stock.

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

Competition: The Lexington banking market is both concentrated and highly competitive. According to data released by the Federal Deposit Insurance Corporation (“FDIC”), there were 34 bank and thrift institutions with branch offices and deposits located in the Lexington MSA at June 30, 2005. These institutions include a large New York money center bank, three large regional banks and a large locally controlled community bank. These five institutions combined control approximately 54% of the total deposits in the market. These larger institutions have greater resources, higher lending limits and more banking offices. Of the remaining 29 financial institutions operating in this market, FS Bank ranks as the sixth largest in terms of total deposits according to the FDIC June 30, 2005 deposit data.

According to the FDIC June 30, 2005 deposit data, bank and thrift deposits in the Lexington MSA grew by $2.3 billion between June 1997 and June 2005, from $4.4 billion to $6.7 billion. This growth in deposits occurred primarily in locally controlled community banks, whose total deposits grew from $1.8 billion to $3.8 billion. Based on this data, at June 30, 2005, we held 2.64% of the total of bank and thrift deposits in the Lexington MSA, as compared to 2.68% at June 30, 2004.

Consequently, while large, multi-state institutions are well established in our market area, we believe the general trends indicate that a majority of the community banks in the Lexington MSA have been able to effectively compete with these larger, multi-state banks to increase their deposit market share in recent years. In addition, during this eight year period, a total of eight community banks have entered the market, thus further increasing competition.

While we compete with all financial institutions in this market, we believe that our primary competitors are the community banks that have offices in this market. We believe that positioning FS Bank solely as a community bank will not be enough to compete in today’s financial industry. In the wake of modern technology and the prosperity of the United States’ financial markets over the past decade, banking clients have generally become more sophisticated in their approach to selecting financial services providers. We believe that the most important criteria to FS Bank’s targeted clients when selecting a bank is their desire to receive exceptional customer service provided by local decision makers. Additionally, when presented with a choice, we believe that many of FS Bank’s targeted clients would prefer to deal with a locally-owned institution like FS Bank, as opposed to a large, multi-state bank, where many important decisions regarding a client’s financial affairs are made elsewhere.

Challenges: We have had a number of challenges to our continued success over the last several years. These challenges are the result of a number of factors, including the changes in interest rate environment that began in 2001 and increased competition within our market as discussed above. These factors have contributed to a lack of growth First Security has experienced during past couple of years See also Item 6 - “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

Our financing structure as a community bank is such that our deposits tend to reprice at a slower pace than do our loans, as our customers typically purchase certificates of deposit for periods of a year or longer. Conversely, our loan portfolio has historically been composed of commercial loans whose interest rates are based on our prime lending rate.

The interest rate environment underwent abrupt changes beginning in 2001, with 12 declines in the prime rate. The result of the rapid decline in the general interest rate environment has been that our cost of funds declined at a much slower pace than our loan portfolio in the period of 2001 through mid-2004, causing a compression in our net interest income. With the increases in interest rates that began in July 2004, and continued through out 2005, the yield on our loan portfolio has increased faster than our cost of deposits and other funding sources. The result is that our net interest income began a strong recovery during the latter half of 2004, and continued though 2005. We expect that this recovery will continue for the immediate future as interest rates continue to increase. See also Item 6 - “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

Lending Services: FS Bank offers a full range of lending products, including commercial, real estate and consumer loans to individuals and small to medium sized businesses and professional entities. It competes for these loans with competitors who are well established in the Lexington MSA.

FS Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, officers with a higher lending limit, a committee of FS Bank’s Board of Directors or the Board of Directors will determine whether to approve the loan request.

FS Bank’s lending activities are subject to a variety of lending limits imposed by state and federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to FS Bank. In general, however, at December 31, 2005, FS Bank was able to loan any one borrower a maximum amount equal to approximately $4.3 million plus an additional $2.1 million, or a total of approximately $6.4 million, for loans that meet certain additional collateral guidelines. In addition to these regulatory limits, FS Bank imposes upon itself various internal lending limits based on the type of loan and collateral which are less than the prescribed legal lending limits, thus further reducing its exposure to any single borrower. The Agreement and Plan of Merger we entered into with American Founders also imposes additional restrictions on our operations while the transaction is pending.

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

Investment Securities: In addition to loans, FS Bank has other investments primarily in obligations of the United States government, obligations guaranteed as to principal and interest by the United States government and other securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Asset Liability/Investment Committee and the Board of Directors review the investment portfolio on an ongoing basis in order to ensure that the investments conform to FS Bank’s asset liability management policy as set by the Board of Directors.

Asset and Liability Management: Our Asset Liability/Investment Committee (“ALCO”) is composed of members of the Board of Directors and executive management of FS Bank. The ALCO manages FS Bank’s investments and assets and liabilities and strives to provide a stable net interest income and margin, adequate liquidity and ultimately a suitable after-tax return on assets and return on equity. The ALCO conducts these management functions within the framework of written policies that FS Bank’s Board of Directors has adopted. The ALCO works to maintain a balancing position between rate sensitive assets and rate sensitive liabilities that is reflective of our expectations for changes in the general interest rate environment.

Deposit Services: FS Bank seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, FS Bank has employed a marketing plan in its overall service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents of and businesses and their employees located in the Lexington MSA. FS Bank generally obtains these deposits through general marketing efforts and personal solicitation by its officers and directors.

Other Banking Services: Given client demand for increased convenience in accessing banking and investment services, FS Bank also offers other convenience-centered products and services, including 24 hour telephone and Internet banking, debit cards, direct deposit and cash management services for small-to medium-sized businesses. Additionally, FS Bank is associated with a nationwide network of automated teller machines that our clients are able to use throughout Kentucky and other regions. FS Bank does not plan to exercise trust powers, and would be required to obtain the approval of the Commonwealth of Kentucky and the Federal Deposit Insurance Corporation (“FDIC”) to do so.

FS Bank also offers its targeted commercial clients courier service through a third party which picks up non-cash deposits from the client’s place of business. We believe this targeted service also enables us to demonstrate convenience greater than most of the larger regional competitors.

Employees: At March 1, 2006, FS Bank employed 54 employees of which 42 were full time. FS Bank considers its relationship with all employees to be excellent.

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

Acquisition of Banks: The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•
Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	Acquiring all or substantially all of the assets of any bank; or
•	Merging or consolidating with any other bank holding company.

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

Change in Bank Control: Subject to various exceptions, the Bank Holding Company Act and the Federal Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	The bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or
•	No other person owns a greater percentage of that class of voting securities immediately after the transaction.

owns a greater percentage of that class of voting securities immediately after the transaction

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

Permitted Activities: The Gramm-Leach-Bliley Act of 1999 amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. Generally, if we qualify and elect to become a financial holding company, which is described below, we may engage in activities that are:

•	Financial in nature;
•	Incidental to a financial activity; or
•	Complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

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

Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company, is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless, prior to the enactment of the Gramm-Leach-Bliley Act, the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	Factoring accounts receivable;
•	Acquiring or servicing loans;

•	Leasing personal property;
•	Conducting discount securities brokerage activities;
•	Performing selected data processing services;
•	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•	Performing selected insurance underwriting activities.

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

Support of Subsidiary Institutions: Under Federal Reserve policy, we are expected to act as a source of financial strength for our subsidiary, FS Bank, and to commit resources to support FS Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of FS Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

FS Bank: FS Bank is a state bank chartered under the banking laws of the Commonwealth of Kentucky. As a result, it is subject to the supervision, examination and reporting requirements of both the Kentucky Office of Financial Institutions (“KOFI”) and the Federal Deposit Insurance Corporation (“FDIC”). KOFI and the FDIC regularly examine FS Bank’s operations and have the authority to approve or disapprove mergers, act on the establishment of branches and similar corporate actions. KOFI and the FDIC also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, FS Bank’s deposits are insured by the FDIC to the maximum extent provided by law. FS Bank also is subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

Branching: With prior regulatory approval and/or notices, as applicable, Kentucky law permits banks based in the state to either establish new or acquire existing branch offices throughout Kentucky. FS Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable state’s laws. Kentucky law (with limited exceptions) currently permits branching across state lines either through interstate merger or branch acquisition. Kentucky law does not currently permit an out-of-state bank to branch into Kentucky short of an interstate merger.

FDIC Insurance: The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described below, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Capital Adequacy: Both First Security and FS Bank are required to comply with the capital adequacy standards established by the Federal Reserve in our case, and the FDIC, in the case of FS Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. FS Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2005, our ratio of total capital to risk-weighted assets was 13.7% and our ratio of Tier 1 capital to risk-weighted assets was 12.9%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines have a dual structure for (i) bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk, and (ii) all other bank holding companies, which are typically smaller. We are subject to the latter, under which we are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 10.1%. The guidelines also provide that bank holding companies experiencing high internal growth, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.   See also the discussion of Financial Condition and Capital Resources in Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operation. The Federal Reserve has increased the size of holding companies that can rely on the capital guidelines that apply to small bank holding companies. However, First Security would not be able to take advantage of these more lenient capital guidelines so long as its common stock is registered with the Securities and Exchange Commission.

Prompt Corrective Action: The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2005, we believe FS Bank would be considered “well capitalized” by its primary regulator.

Payment of Dividends: We are a legal entity separate and distinct from FS Bank. The principal sources of our cash flow, including cash flow to repay our loan and to pay dividends to our shareholders, are dividends that FS Bank pays to us as its sole shareholder. Statutory and regulatory limitations apply to FS Bank’s payment of dividends to us as well as to our payment of dividends to our shareholders.

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

The payment of dividends by us and FS Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of KOFI or the FDIC, FS Bank was engaged in or about to engage in an unsafe or unsound practice, they could require, after notice and a hearing, that FS Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “Prompt Corrective Action” above.

Restrictions on Transactions with Affiliates: Transactions between First Security and FS Bank are subject to Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	A bank’s loans or extensions of credit to affiliates;
•	A bank’s investment in affiliates;
•	Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;
•	The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and
•	A bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Community Reinvestment: The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the Office of the Comptroller of the Currency or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on FS Bank. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

Privacy: Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. FS Bank has established a privacy policy to ensure compliance with federal requirements.

Other Consumer Laws and Regulations: Interest and other charges collected or contracted for by FS Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act of 2003 (formerly the Soldiers’ and Sailors’ Civil Relief Act of 1940) a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military. FS Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•
Fair and Accurate Credit Transactions Act of 2004, governing the use of provision of customer information to credit reporting agencies, responding to complaints of inaccurate information contained in a customer’s credit bureau database, providing for procedures to deal with fraud and identity theft and using medical information as a basis in a decision to grant credit;

•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

FS Bank’s deposit operations are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Anti-Terrorism Legislation: On October 26, 2001, the President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.

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

Proposed Legislation and Regulatory Action: New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. As an example, the Fair and Accurate Credit Transactions Act of 2004 noted above contains a number of components for which there are presently no related regulations. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies: Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the Federal Reserve’s statutory power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve, through its monetary and fiscal policies, affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

The Palomar Centre lease has an initial term extending until May 2021, and we have the option to extend the lease for an additional 20 year term. Rent under this lease is $72,000 annually until May 2007, with bi-annual adjustments of $2,400 until the end of the lease.

The Walden Drive lease has an initial term of five years, and we have the option to extend the lease for five additional five year terms. The annual rent is currently $74,800 and ranges up to $109,515 in the last of the lease extension periods.

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

ITEM 3.  LEGAL PROCEEDINGS

As of the date hereof, to the best of our knowledge and belief, there are no pending legal proceedings to which First Security or FS Bank is a party or of which any of its properties are subject, other than routine litigation that is incidental to our business; nor are there proceedings known to First Security or FS Bank to be contemplated by any governmental authority; nor are there any material proceedings in which any director, officer or affiliate or any security holder of First Security or FS Bank is a party adverse to First Security or FS Bank.

(The balance of this page is intentionally left blank)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

First Security’s common stock has been traded on the OTC Bulletin Board under the symbol “FSLK”. The following table shows the high and low bid price information for First Security Bancorp’s common stock for each quarter in 2005 and 2004, as derived from data furnished by the National Association of Securities Dealers. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	Bid Price Per Share
	High	Low
2005
First quarter	$17.35	$16.10
Second quarter	16.59	15.80
Third quarter	19.95	15.50
Fourth quarter	25.00	18.95

2004
First quarter	$18.00	$15.90
Second quarter	18.00	17.00
Third quarter	17.50	17.00
Fourth quarter	17.75	16.75

        Trading volume is considered very light as the stock is thinly traded, as that term is generally used.

         As of March 1, 2006, First Security had 479 owners of record of its shares.

First Security has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until FS Bank has achieved a level of profitability appropriate to fund such dividends and support asset growth and until First Security extinguishes its debt. See Item 1. “Description of Business - Supervision and Regulation - Payment of Dividends” and Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on dividend restrictions applicable to First Security, including the prohibition on payment of dividends under the loan First Security obtained on December 30, 2003. First Security is also prevented from paying dividends under the Agreement and Plan of Merger it entered into with American Founders while the merger transaction is pending.

Equity Plan Compensation Information
The following table provides information as of December 31, 2005 with respect to our compensation plans under which equity securities of the Company are authorized for issuance:

	Number of securities issued		Number of securities available
	upon the exercise of	Weighted-average exercise	for future issuance under equity
	outstanding options,	price of outstanding options,	compensation plans (excluding
Plan category	warrants and rights	warrants and right	securities reflected in column a)
Equity compensation plans
approved by shareholders (1)	135,300	$18.03	48,850

Equity compensation plans not
approved by shareholders (2)	20,000	$14.00	-

Totals	155,300	$17.51	48,850

(1)
Reflects shares of our common stock subject to options and available for issuance under the Company’s Stock Award Plan. First Security is also prevented from issuing any new stock under the Agreement and Plan of Merger it entered into with American Founders while the merger transaction is pending.

(2)
Reflects options granted under the Executive Employment Agreement we entered into with R. Douglas Hutcherson when he joined First Security and FS Bank as our President and CEO effective December 1, 2003. At year end 2005, all options were vested and the corresponding remaining expense recognized.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of our financial condition at December 31, 2005 and 2004, and our results of operations for the years ended December 31, 2005, and 2004. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the Consolidated Financial Statements. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included elsewhere herein.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses (ALL), have been critical to the determination of our financial position and results of operations. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated statements and accompanying footnotes.

Overview

General: In 2005, the Company recorded net income of $881,000 compared to $684,000 and $620,000 net income for 2004 and 2003, respectively. The increase in income was due to several factors including higher yields on our loan portfolio due to increases in the prime lending rate and more effective management of the funding of deposits and other sources of liquidity. Our net interest income of $7,148,000 surpassed 2004 by $821,000 or 13% and 2003 by $1,217,000 or 21%. The increase in net income from 2004 to 2005 was offset by the increase in provision for loan losses and by the decrease in both security gains and in gains on the sale of loans.

At year end 2005, a summary of the financial condition of FS Bank and First Security is presented in the following table:

Indicator	FS Bank	First Security
Equity Capital to Total Assets	10.8%	9.7%
Total Risk Based Capital to Risk Weighted Assets	13.7%	12.4%
Cash Equivalents to Total Assets	9.2%	9.2%
Investments to Total Assets	16.0%	16.0%

 As shown above, FS Bank and First Security are well capitalized.

Selected Consolidated Financial Data

The following table sets forth selected historical financial information for 2005, 2004 and 2003. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes found in Item 7 herein. Factors concerning the comparability of certain indicated periods are discussed in this section.

	2005	2004	2003
Income Statement Data:
Interest income	$12,077	$10,738	$11,402
Interest expense	4,929	4,411	5,471
Net interest income	7,148	6,327	5,931
Provision for loan losses	950	297	669
Securities gains	-	318	694
Gain on sale of loans	10	332	1,067
Other noninterest income	865	847	1,005
Noninterest expense	5,806	6,538	7,282
Income tax expense	386	305	126
Net income	881	684	620

	2005	2004	2003
Balance Sheet Data:
Total assets	$216,487	$217,434	$238,258
Total securities	34,587	33,748	38,624
Loans held for sale	-	-	407
Total loans, net of allowance	152,192	150,856	158,733
Allowance for loan losses	1,457	1,720	2,379
Total deposits	177,488	178,862	19,640
Repurchase agreements and other short-term borrowings	5,483	5,857	8,874
FHLB advances	8,697	8,246	12,512
Note payable	3,000	3,000	5,000
Shareholders' Equity	20,985	20,608	20,112

Per Share Data:
Basic earnings per share	$0.56	$0.44	$0.42
Diluted earnings per share	0.56	0.44	0.41
Book value per share	13.45	13.22	12.90

Performance Ratios:
Return on average assets	0.42%	0.31%	0.27%
Return on average equity	4.16%	3.37%	3.22%
Net interest margin (tax equivalent basis)	3.63%	3.05%	2.84%
Efficiency ratio	72.00%	84.00%	84.00%

Asset quality ratios:
Nonperforming assets to total loans	0.83%	2.02%	2.44%
Net loan charge-offs to average loans	0.80%	0.60%	0.46%
Allowance for loan losses to total loans	0.95%	1.13%	1.48%

Capital ratios:
Average shareholders' equity to average total assets	10.03%	9.16%	8.36%
Leverage ratio	10.14%	9.78%	8.67%
Tier I risk-based capital ratio	11.62%	11.62%	10.85%
Total risk-based ratio	12.40%	12.59%	12.10%

Other Key Data:
End-of-period full-time equivalent employees	49	49	62

Results of Operations: The results of operations are dependent to a large degree on the Company’s net interest income. The Company also generates noninterest income primarily through service charges and fees. Like most financial institutions, the Company’s interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

Net Interest Income: Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our earnings.

First Security’s net interest income increased from $6.3 million in 2004 to $7.1 million in 2005, for an increase of $.8 million, or 12.9%. This increase was a result of several factors, including more effective management of the funding of deposits and other sources of liquidity, coupled with increases in loan yields that resulted from increases in the prime rate that occurred during the year.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for each of the years in the three-year period ended December 31, 2005 (dollars in thousands):

	2005			2004			2003
	Average Balances	Interest	Yields/ Rates	Average Balances	Interest	Yields/ Rates	Average Balances	Interest	Yields/ Rates

Interest-earning assets:
Loans (1, 2)	$151,925	$10,310	6.79%	$159,718	$9,180	5.75%	$164,520	$10,081	6.13%
Securities available-for-sale:
Taxable	35,097	1,394	3.97%	38,355	1,416	3.72%	30,320	842	2.78%
Tax exempt (3)	2,061	131	6.36%	1,169	61	5.02%	9,858	574	5.83%
Federal funds sold and other	8,665	297	3.43%	9,201	102	1.00%	10,974	100	0.91%
Total interest-earning assets	197,747	12,132	6.14%	208,443	10,759	5.14%	215,672	11,597	5.38%
Non-earning assets	13,212			13,074			14,552
Total assets	$210,960			$221,517			$230,224

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$15,683	$123	0.78%	$19,635	$126	0.64%	$18,894	$136	0.72%
Savings and money market	32,408	758	2.34%	27,606	393	1.39%	22,599	230	1.02%
Certificates of deposit	103,136	3,463	3.36%	106,552	3,181	2.97%	124,891	4,509	3.61%
Total interest-bearing deposits	151,228	4,343	2.87%	153,793	3,701	2.39%	166,384	4,875	2.93%
Securities sold under agreements to repurchase	3,545	79	2.23%	7,483	51	0.67%	4,625	38	0.82%
Federal funds purchased	-	-	-	607	15	2.30%	224	1	1.15%
Federal Home Loan Bank advances	7,019	326	4.64%	10,126	431	4.25%	13,552	557	4.11%
Note Payable	3,000	180	6.00%	5,000	213	4.26%	-	-	-
Total interest-bearing liabilities:	164,791	4,929	2.99%	177,010	4,411	2.48%	184,785	5,471	2.96%
Noninterest-bearing liabilities:
Demand deposits	24,080			23,162			22,617
Other liabilities	931			1,053			3,575
Total liabilities	189,802			201,225			210,977
Stockholders’ equity	21,158			20,293			19,247
Total liabilities and stockholders’ equity	$210,960			$221,517			$230,224

Net interest income - tax equivalent		$7,203			$6,348			$6,126
Adjustment for tax-equivalent income		(55)			(21)			(195)
Net interest income as reported		$7,148			$6,327			$5,931
Net interest spread (4)		3.14%			2.66%			2.42%
Net interest margin (5)		3.63%			3.05%			2.84%

(1) Average balances for nonaccrual loans are included in the above amounts.
(2) Loan fees included in interest income were $490,000, $479,000 and $575,000 in 2005, 2004 and 2003, respectively.
(3) We computed yields based on the carrying value of tax exempt instruments on a fully tax equivalent basis.
(4) Net interest spread is calculated as the mathematical difference between the yield on total interest-earning assets and the cost of total interest-bearing liabilities.
(5) Net interest margin is calculated as the net interest income - tax equivalent divided into the total interest-earning assets.

Several factors contributed to the increase in net interest income and net interest margin for 2005 when compared to the same period in 2004, including the following:

•     Our loan yields, including fees, increased from 5.75% for 2004 to 6.79% for 2005, an increase of 104 basis points. Increases in FS Bank’s prime lending rate during 2005, from 5.25% at December 31, 2004 to 7.25% at December 31, 2005 contributed to the increase in net interest income. This was primarily due to federal funds rate increases throughout the year. This also increased the overall interest yields as shown below, as measured as of December 31 of the year indicated:

	2005		2004
	Amount	Yield	Amount	Yield
Fixed Rate	$55,702	6.58%	$50,228	6.64%
Variable Rate	97,947	7.28%	102,348	5.33%
Totals	$153,649	7.02%	$152,576	5.76%

•	Our cost of funding for interest-bearing liabilities increased by 51 basis points from 2.48% in 2004 to 2.99% in 2005. This increase was due to increases in borrowing rates in the local market.

•	Fees charged on loans and included in the calculation of yields increased to $490,000 in 2005 from $479,000 in 2004.

•
Our interest income on investment securities increased during 2005 as a result of increases in yields.
During 2005, we did not sell any of our securities. We had $3.2 million in available-for-sale securities mature or be called and we reinvested the proceeds in US agency bonds and Kentucky state municipal bonds.

•	During 2005, we borrowed $3.5 million in fixed rate advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) at a cost of 5.75%. This was to match fund a similarly structured loan.

Several factors contributed to the increase in net interest income and net interest margin for 2004 when compared to the same period in 2003, including the following:

•	Our cost of funding for interest-bearing liabilities declined 48 basis points from 2.96% in 2003 to 2.48% in 2004. Several factors contributed to this decline:

•
There were a moderate number and amount of certificates of deposit that were issued in 1999 and 2000 for periods as long as five years and issued at rates as high as 7% that were redeemed or renewed in 2004 at much lower interest rates.

•
In July 2004, FS Bank implemented an enhanced money market pricing structure that was designed to reduce the proportion of certificates of deposit to total funding sources. Since money market interest rates were well below the average rate paid on certificates of deposit, the effect was to reduce the average cost of deposits.

•
At various times in the last seven months of 2004, FS Bank utilized federal funds borrowing lines at other commercial banks. During 2004, the borrowing rate on these lines was in a range of 1.23% to 2.19%. Since these rates were well below the average rate paid on certificates of deposit, the effect was to reduce the average cost of funding

•	Our loan yields, including fees, declined from 6.13% for 2003 to 5.75% for 2004, a decline of 38 basis points. The primary reasons for this year to year decline are:

•
During the first six months of 2004, a substantial amount of older fixed rate loans matured, were paid off or were renegotiated to lower interest rates. In addition, as discussed elsewhere herein, we continued in our efforts to increase the proportion of variable rate loans in the loan portfolio in anticipation of interest rate increases, even though variable rate loans generally have lower yields than fixed rate loans, which are typically made for longer terms.

•	Fees charged on loans and included in the calculation of yields declined from $575,000 in 2003 to $479,000 in 2004.

•     Offsetting the above factors were the increases in FS Bank’s prime lending rate during 2004, from 4.00% at June 30, 2004 to 5.25% at December 31, 2004. These increases, coupled with our efforts to increase the proportion of variable rate loans in the loan portfolio resulted in an increase in the overall interest yields (excluding fees) as shown below, as measured as of December 31 of the year indicated:

	2004		2003
	Amount	Yield	Amount	Yield

Fixed Rate	$50,228	6.64%	$69,681	6.94%
Variable Rate	102,348	5.33%	91,431	4.44%
Totals	$152,576	5.76%	$161,112	5.52%

•
Our interest income on investment securities increased during 2004 as a result of both increases in average balances and increases in yields. During 2004, as in 2003, we sold a substantial portion of our securities at gains and reinvested at higher rates.

•
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

Provision for Loan Losses: The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses (“ALL”) that, in our management’s evaluation, is adequate to provide coverage for probable and incurred loss on outstanding loans. For 2005, First Security recorded a provision for loan losses in the amount of $950,000, as compared to $297,000 for 2004 and $669,000 in 2003. Net loans charged off were $1,213,000 in 2005 as compared to $956,000 in 2004 and $749,000 in 2003. The majority of charge offs in 2005 related to loans to a commercial business in which the sole owner passed away; a receivables financing arrangement which went into default; and a troubled franchise operator. The majority of charge offs in 2004 related to loans to a troubled franchise operator which first became problem loans and were significantly reserved for in 2002.

Based upon management’s evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable and incurred losses existing in the loan portfolio at the balance sheet date.

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

Noninterest Income:  Noninterest income declined from $1,497,000 in 2004 to $875,000 in 2005. In 2004, noninterest income from mortgage loan originations and sales was $338,000 and gain on the sale of investment securities was $318,000. In 2005, we did not have any gains on the sales of investments as we did not sell any investments and we recorded only $10,000 from gain on the sale of secondary mortgages. In 2003, noninterest income was $2,766,000 and included $1,067,000 in gains on the sale of mortgage loans and $694,000 in gains on the sale of investment securities.

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

The following is the makeup of our noninterest income for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	2005	2004	2003
Noninterest income:
Service charges on deposit accounts	$691	$624	$711
Net gains on sales of loans	10	332	1,067
Net gains on sales of securities	-	318	694
Other noninterest income	174	223	291
Total	$875	$1,497	$2,766

The increase in service charges in 2005 compared to 2004 was due to higher returned check fee income in both the personal and non-personal categories which increased by $70,000. ATM Network fees were higher by $16,000. These increases were offset by lower deposit service fees of $18,000. The decline in service charge income for 2004 was primarily due to lower returned check fees for business accounts, which declined by $58,000, and general activity and service charges, which declined by $11,000. Other service charges and fees increased by $14,000.

Net gains on sales of loans includes income from origination fees and points on residential loans made with the expectation that they will be later sold into the secondary market, and from service release fees received on these loans from the purchasers. All loans are sold whereby servicing rights transfer to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment. Net gains on sales of loans declined over this three year period as a result of two factors:

●
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

●
On September 10, 2004, FS Bank sold certain assets it used in its mortgage loan origination department efforts to First Mortgage Company, LLC, an entity formed by Brady Ratliff and Allen Haggard, who were employed by FS Bank in its mortgage loan department. That sale resulted in no gains on sales of loans being recognized in the fourth quarter of 2004, although FS Bank retained the ability to originate and sell secondary market residential loans and, in 2005, hired staff to perform this function. Only $10,000 was recognized in 2005 for the gain on sales of loans.

During 2005 we did not sell any of our available-for-sale securities and therefore recorded no gain on such. However, included in noninterest income for the year ended December 31, 2004 there were net gains of approximately $318,000 realized from the sale of approximately $11.1 million of available-for-sale securities. This compares to net gains of approximately $694,000 realized from the sale of approximately $11.6 million of available-for-sale securities in 2003. The decline in net gains from sales of securities is the result of the rising interest rate environment, which erodes the value of longer term fixed rate investments, and a lesser amount of securities being sold in 2004.

Noninterest Expense: Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses.

The following is the makeup of our noninterest expense for the years ended December 31, 2005 and 2004 (dollars in thousands):

			Change
	2005	2004	Amount	Percent
Noninterest expense
Salaries and employee benefits	$2,482	$3,024	$(542)	(17.9%)
Equipment and occupancy	1,043	1,137	(94)	(8.3%)
Data processing	558	547	11	2.0%
Legal and professional fees	438	422	16	3.8%
Advertising	107	209	(102)	(48.8%)
Bankshares tax	186	176	10	5.7%
Supplies and printing	63	69	(6)	(8.7%)
Loss on sale of assets	-	100	(100)	N/A
Other noninterest expense	929	854	75	8.8%
Total	$5,806	$6,538	$(732)	(11.2%)

The changes in total noninterest expenses were due primarily to the following factors:

•
Salaries and employee benefits declined in total by $542,000. $331,000 was a result of the sale of certain assets used in the mortgage loan department on September 10, 2004. The agreement for sale provided that individuals employed in this department would be automatically hired by the purchaser. As a result, the salaries and employee benefits for those individuals were effectively assumed by the purchaser as of September 1, 2004. The remaining decline of $211,000 is primarily attributable to staff turnover. Several positions were vacant during 2005. However, most of these were filled by December 2005.

•	Equipment and occupancy declined due to the sale of assets relating to the mortgage loan department of which there were rented offices. The rent expense for 2005 only reflects our three branch leases.

•
Advertising expenses decreased by $102,000 due to a stronger focus on strategic marketing and cost containment. The emphasis was shifted to specific product marketing, emphasizing the bank’s strategic objectives. By focusing on specific product marketing during 2005, the bank was able to use less expensive media such as print and direct mail versus the substantial expenses of broadcast media in 2004.

•
The loss on sale of assets in 2004 of $100,000 relates to the write off of intangibles acquired in connection with the 2002 purchase of assets used in the mortgage loan department and sold in September 2004.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 72.4% in 2005 as compared to 83.5% in 2004. We use the efficiency ratio as a way to analyze the amount of expense that is incurred to generate a dollar of revenue.

The following is the makeup of our noninterest expense for the years ended December 31, 2004 and 2003 (dollars in thousands):
			Change
	2004	2003	Amount	Percent
Noninterest expense
Salaries and employee benefits	$3,024	$3,499	$(475)	(13.6%)
Equipment and occupancy	1,137	1,161	(24)	(2.1%)
Data processing	547	505	42	8.3%
Legal and professional fees	422	657	(235)	(35.8%)
Advertising	209	209	-	-
Bankshares tax	176	177	(1)	(0.6%)
Supplies and printing	69	125	(56)	(44.8%)
Loss on sales of foreclosed assets	-	72	(72)	N/A
Loss on sale of assets	100	-	100	N/A
Amortization of intangibles	10	14	(4)	(28.6%)
Other noninterest expense	844	863	(19)	(2.2%)
Total	$6,538	$7,282	$(744)	(10.2%)

Total noninterest expenses declined in 2004 in the amount of $744,000 composed primarily of declines in salaries and employee benefits and legal and professional fees. All other expenses declined by an aggregate amount of $34,000. The changes in total noninterest expenses were due primarily to the following factors:

•
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
The remaining decline of $180,000 is primarily attributable to the amounts paid in 2003 to our former president pursuant to his termination agreement in the approximate amount of $90,000 and the $50,000 sign on bonus paid to our current president and chief executive officer in connection with his employment agreement.

•
Legal and professional fees declined $235,000. Of this decline, $48,000 is attributable to First Security and $187,000 is attributable to FS Bank. Legal and professional fees in 2003 were substantially higher and related to strategic planning at First Security and problem loan administration at FS Bank.

•	The loss of $100,000 relates to the write off of intangibles acquired in connection with the 2002 purchase of assets used in the mortgage loan department and sold in September 2004.

•	The 2003 loss on the sale of foreclosed and repossessed assets of $72,000 relates to the liquidation of foreclosed assets that were acquired in 2002.

•	The decline of $56,000 in supplies and printing expenses is primarily attributable to the implementation of tighter expense controls implemented in 2004.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 83.5% in 2004 as compared to 83.7% in 2003. We use the efficiency ratio as a way to analyze the amount of expense that is incurred to generate a dollar of revenue.

Income Taxes. The effective income tax expense rate for the year ended December 31, 2005 was approximately 30.5% compared to 30.8% and 23.5% for the years ended December 31, 2004 and 2003, respectively. This rate of taxation compares to the statutory rate of 34.0%. The slight decrease in 2005 resulted from increasing our tax exempt income by investing in municipal bonds. The increase in the effective rate from 2003 to 2004 is solely attributable to the significant reduction in tax exempt income resulting from the sales of tax exempt investment securities in 2003 undertaken in order to reduce our market risk on long term fixed rate investments.

Quarterly Information: The following is a summary of quarterly balance sheet and results of operations information for 2005 (dollars in thousands, except per share data).

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Selected balance sheet data at quarter end:
Total assets	$217,434	$214,010	$217,208	$226,813
Total loans (excluding loans held for sale)	152,576	157,482	159,551	161,556
Allowance for loan losses	(1,720)	(1,796)	(2,298)	(2,384)
Securities available-for-sale	33,748	36,265	42,041	39,516
Total deposits	178,862	170,646	173,483	181,256
Securities sold under agreements to repurchase	5,483	3,518	3,153	3,475
Note Payable	8,620	13,566	14,528	16,041
Advances from FHLB	20,608	20,338	19,890	20,399
Total stockholders' equity	$217,434	$214,010	$217,208	$226,813

Balance sheet data, quarterly averages:
Total assets	$212,500	$207,323	$211,142	$212,874
Total loans (excluding loans held for sale)	150,562	150,854	151,194	155,091
Allowance for loan losses	(1,477)	(1,433)	(1,489)	(1,699)
Securities available-for-sale	35,592	37,266	37,591	38,184
Total deposits	175,670	173,153	175,665	176,742
Securities sold under agreements to repurchase	4,051	3,210	3,276	3,641
Note Payable	7,575	5,374	7,278	7,850
Advances from FHLB	21,311	21,430	21,128	20,762
Total stockholders' equity	$212,500	$207,323	$211,142	$212,874

Income data:
Interest income	$3,238	$3,067	$2,961	$2,811
Interest expense	1,368	1,254	1,192	1,115
Net interest income	1,871	1,813	1,769	1,696
Provision for loan losses	950	-	-	-
Net interest income after provision
for loan losses	921	1,813	1,769	1,696
Noninterest income	226	215	224	209
Noninterest expense	1,663	1,481	1,340	1,322
Income before income taxes	(516)	547	653	583
Income taxes	(190)	174	214	188
Net income	(325)	373	439	395

4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Per share data:
Earnings - basic	(.21)	.24	.28	.25
Earnings - diluted	(.21)	.24	.28	.25
Book value at quarter end	13.45	13.79	13.65	13.28

Weighted average shares - basic	1,560,540	1,560,290	1,560,290	1,560,290

Financial Condition

Our consolidated balance sheet at December 31, 2005 reflects a modest decline since December 31, 2004. Total assets declined by $1.0 million from $217.4 million at December 31, 2004 to $216.4 million at December 31, 2005. That decline was made up primarily of declines of $3.2 million in federal funds sold, offset by increases of $0.8 million in investment securities and $1.3 million in net loans. Total deposits declined by $1.4 million during 2005.

Loans: The composition of our loan portfolio at December 31, 2005, 2004, 2003, 2002 and 2001 is summarized as follows (dollars in thousands):
	2005	2004	2003	2002	2001
Commercial	$46,513	$58,125	$49,165	$47,612	$41,309
Mortgage loans on real estate:
Commercial	43,173	40,087	61,669	64,325	62,330
Residential	9,882	10,069	14,882	17,871	19,749
Construction	36,994	26,299	16,990	20,664	15,508
Home equity	11,584	11,637	11,488	10,180	7,981
Consumer	4,759	5,531	6,035	5,773	4,696
Credit card	744	828	883	1,033	849
Total Gross Loans	$153,649	$152,576	$161,112	$167,458	$152,422

In 2005, commercial loans decreased by $11.6 million primarily due to commercial lending staff vacancies. Construction loans increased by $10.7 million as a result of the booming new housing market in Lexington. From 2003 to 2004, the loan composition changed significantly as a result of increased emphasis in commercial loans and in construction loans. The decline in commercial loans secured by real estate is largely attributable to four large loans that were paid off during the year. The composition of our loan portfolio underwent only minor changes in 2003, with total and relative balances similar.

The following table classifies our fixed and variable rate loans at December 31, 2005 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2005			Percentages
	Fixed	Variable	Total	% Totals
Based on contractual repricing dates:
Daily floating rate	$-	$93,826	$93,826	61.1%
Reprice within one year	18,787	3,927	22,714	14.8%
Reprice in one year through five years	33,779	194	33,973	22.1%
Reprice after five years	3,136	-	3,136	2.0%
Totals	$55,702	$97,947	$153,649	100%

Percentage of total portfolio	36.3%	63.7%	100.0%

Non-Performing Assets: The specific economic and credit risks associated with our loan portfolio include, but are not limited to, a general downturn in the economy which could affect employment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers and fraud.

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

FS Bank discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2005, we had $1,181,000 in loans on nonaccrual compared to $2,969,000 at December 31, 2004.

There were approximately $85,000 in other loans at December 31, 2005 which were 90 days past due and still accruing interest, as compared to $10,000 at December 31, 2004. We did not have any restructured loans at December 31, 2005. At December 31, 2004, we had $1,844,000 in restructured loans as compared to $3,092,000 at December 31, 2003. The restructured loans consist of several loans to a troubled franchise operator which, during 2003, were reclassified to nonaccrual. In 2004, the franchise operator filed bankruptcy. In addition, during 2004, we charged off approximately $695,000 of the total of these loans. During the first quarter of 2005, we entered into an agreement with an unrelated party to sell without recourse these restructured non-performing loans. The agreement provided for a fixed sales price of $1,650,000. At March 31, 2005, these loans had a principal balance of $1,787,200. The sales agreement was closed on April 14, 2005, at which time we charged the difference between the loan balances and the sales price of $137,200 to our allowance for loan losses. These loans had a specific allocation of $400,000 in our allowance for loan losses, resulting in a net carrying value of $1,387,200. The remaining unused balance of the specific allocation in the amount of $262,800 was reclassified as a portion of our general or unallocated reserves for loan losses.

The following table is a summary of our nonperforming loans at December 31, 2005, 2004, 2003, 2002 and 2001 (dollars in thousands):

	2005	2004	2003	2002	2001
Nonperforming loans
Nonaccrual loans (1)	$1,181	$2,969	$3,605	$1,867	$470
Restructured loans (2)	-	-	-	3,268	-
Accruing loans past due 90
days or more	85	10	214	1,218	319
Total nonperforming loans	1,266	2,979	3,819	6,353	789
Other real estate owned	-	-	119	-	-
Other foreclosed assets held
pending liquidation	99	110	-	300	-
Total nonperforming assets	$1,365	$3,089	$3,938	$6,653	$789

Ratio of nonperforming loans
to total loans	1.0%	2.0%	2.4%	3.8%	.5%

Ratio of nonperforming assets to
total loans	1.0%	2.0%	2.4%	4.0%	.5%

Ratio of nonperforming assets
to total allowance for loan
losses at end of period	93.7%	179.6%	165.5%	270.6%	51.3%

(1)
Interest income that would have been recorded in 2005 related to nonaccrual loans was $171,000 compared to $109,000 for the year ended December 31, 2004, none of which is included in interest income or net income for the applicable periods.

(2)
The restructured loans in the amount of $3,268,000 as of December 31, 2002 were placed in nonaccrual status in 2003 and are included in nonaccrual loans at December 31, 2004 and 2003. Those same loans, which aggregated $3,268,000 at December 31, 2002, had a balance of $1,844,000 at December 31, 2004.

Potential problem assets, which are not included in nonperforming assets, amounted to $4,113,000 or 2.68% of total loans at December 31, 2005 compared to $3,199,000 or 2.10% at December 31, 2004. Potential problem assets represent those assets with a potential or a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by FS Bank’s primary regulator for loans classified as substandard.

Allowance for Loan Losses (ALL): We maintain the ALL at a level that our management deems appropriate to adequately cover the probable and incurred loss in the loan portfolio. As of December 31, 2005 and 2004, the balance in our allowance for loan losses was $1,457,000 and $1,720,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above.

We periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We do have a significant credit exposure of loans outstanding plus unfunded lines of credit to borrowers in the residential construction industry and to owners of nonresidential buildings at December 31, 2005 and 2004. This exposure level is taken into consideration by management in its determination of the adequacy of the allowance for loan losses. Based upon that determination, we believe that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as of December 31, 2005, 2004, 2003, 2002 and 2001 and the percentage (%) of the category of loans to total loans (dollars in thousands):

	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$700	30.3%	$1,000	38.1%	$1,610	30.6%	$1,509	28.5%	$639	27.0%
Mortgage loans on real estate:
Commercial	450	28.1%	275	26.3%	379	38.3%	460	38.4%	450	40.9%
Residential	160	6.4%	75	6.6%	80	9.2%	125	10.7%	138	13.0%
Construction	-	24.1%	200	17.2%	105	10.5%	116	12.3%	111	10.2%
Home Equity	7	7.5%	-	7.6%	-	7.2%	-	6.1%	-	5.2%
Consumer	110	3.1%	150	3.6%	190	3.7%	224	3.4%	175	3.1%
Credit Card	30	0.5%	20	0.5%	15	0.5%	25	0.6%	25	0.6%
Total	$1,457	100.0%	$1,720	100.0%	$2,379	100.0%	$2.459	100.0%	$1,538	100.0%

The following is a summary of changes in the allowance for loan losses for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	2005	2004	2003	2002	2001
Balance at beginning of period	$ 1,720	$ 2,379	$ 2,459	$ 1 ,538	$ 1,221
Charge-offs:
Commercial	1,035	830	727	472	77
Real estate	169	99	30	-	32
Consumer	92	33	101	89	21
Total charge-offs	1,296	962	858	561	130
Recoveries:
Commercial	41	5	104	-	-
Real estate	12	1	3	7	-
Consumer	30	-	2	3	-
Total recoveries	83	6	109	10	-

Net charge-offs	1,213	956	749	551	130
Provision for loan losses	950	297	669	1,472	447
Balance at end of period	$1,457	$1,720	$2,379	$2,459	$1538

Loans at end of period	$153,649	$152,576	$161,112	$167,456	$152,422
Average loans	$151,925	$159,718	$164,520	$161,514	$129,190

Ratios:
Allowance for loan losses
to total loans	.95%	1.13%	1.48%	1.47%	1.02%
Net charge-offs to average
Loans for period	.80%	.60%	.46%	.34%	.10%

Net loans charged off were $1,213,000 in 2005 as compared to $956,000 in 2004 and $749,000 in 2003. The majority of charge offs in 2005 related to loans to a commercial business in which the sole owner passed away; a receivables financing arrangement which went into default; and a troubled franchise operator. The majority of charge offs in 2004 related to loans to a troubled franchise operator which first became problem loans and were significantly reserved for in 2002.

Investments: Our investment portfolio, consisting primarily of Federal agency bonds and mortgage-backed securities, amounted to $34.6 million and $33.7 million at December 31, 2005 and 2004, at fair market value. The following table summarizes the amortized cost and fair value of our securities at those dates, all of which we classify as available-for-sale (dollars in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
2005
Securities available-for-sale:
U.S. Government and federal agencies	$10,508	$-	$(267)	$10,241
State and municipal	4,014	2	(70)	3,946
Mortgage-backed	20,900	-	(500)	20,400
Total	$35,422	$2	$(837)	$34,587

2004
Securities available-for-sale:
U.S. Government and federal agencies	$13,517	$2	$(71)	$13,448
State and municipal	875	7	-	882
Mortgage-backed	19,353	116	(51)	19,418
Total	$33.745	$125	$(122)	$33,748

We did not sell any of our available-for-sale investments in 2005. During 2004, we sold $11.2 million of available-for-sale securities at a net gain of $318,000. Securities pledged to public deposits and repurchase agreements at year end 2005 and 2004 had carrying amounts of $8.6 million and $13.1 million. Securities pledged to the Federal Home Loan Bank at year end 2005 had a carrying value of $3.9 million.

The following table shows the carrying value of investment securities according to contractual maturity classifications of one year or less, after one year through five years, after five years through ten years, and after ten years. Actual maturities differ from contractual maturities of mortgage-backed securities because these securities may be called or repaid in whole or in part based on the payments received from the mortgages underlying the securities. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Due in one year or less	$ -	$ 3,194
Due after one year through five years	10,555	10,603
Due after five years through ten years	2,749	533
Due after ten years	883	-
Total of investment securities with fixed maturity dates	14,187	14,330
Mortgage-backed securities	20,400	19,418
Total investment securities	$34,587	$33,748

We compute income on securities using coupon interest, adding discount accretion or subtracting premium amortization, and for certain Treasury Inflation Protection securities, the adjustments to the par values based on inflation adjustment data as provided by the federal government. The majority of our investments for 2005 and 2004 were in the form of mortgage-backed securities. These investments are typically acquired at a premium to their par value. Since these securities are repayable in monthly increments, based on the repayment of the underlying mortgages, they are subject to wide variations in their yield caused by the increased write off of the purchase premiums. During 2005, 2004 and 2003, the interest rate market for residential financings was at or near a thirty year low, causing many homeowners to refinance their home mortgages, especially during 2003. As a result, when receiving prepayments, we accelerated premium amortization. This caused a lowering of the yields on these investments.

Deposits and Other Borrowing: We had approximately $177.5 million of deposits at December 31, 2005 compared to $178.9 million at December 31, 2004. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits. Additionally, we have repurchase agreements which are essentially deposit equivalents collateralized by securities. These agreements amounted to $5.5 million at December 31, 2005 and $5.9 million at December 31, 2004. Additionally, at December 31, 2005, we had balances of $8.7 million in advances from the Federal Home Loan Bank of Cincinnati compared to $8.2 million at December 31, 2004.

Our deposits at December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Interest-bearing demand	$13,516	$16,657	$18,187
Savings, money market and NOW	32,435	38,523	23,204
Time deposits	60,461	59,374	73,461
Time deposits $100,000 and over	34,510	41,638	51,207
Total interest-bearing deposits	140,922	156,192	166,059
Noninterest-bearing	36,566	22,670	24,581
Total deposits	$177,488	$178,862	$190,640

Information on our repurchase agreements at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Average balance during the year	$3,560	$7,483	$4,901
Average interest rate during the year	2.22%	0.67%	0.78%
Maximum month end balance during the year	$5,483	$8,729	$8,874
Balance at year end	$5,483	$5,857	$8,874

Information on our advances from the Federal Home Loan Bank of Cincinnati and outstanding balances at December 31, 2005 and 2004 is as follows:

		Interest		Balances
Date of Advance	Amount	Rate	Maturity	2005	2004
November 30, 2000	$1,050	6.71%	December 1, 2015	$985	$1,000
November 21, 2001	1,300	5.61%	December 1, 2016	1,225	1,246
May 1, 2002	5,000	3.70%	June 1, 2005	-	872
June 19, 2002	1,800	4.15%	July 1, 2005	-	1,653
September 5, 2002	600	2.84%	October 1, 2006	130	283
September 5, 2002	600	3.06%	October 1, 2007	231	351
December 6, 2002	1,800	3.65%	January 1, 2008	1,341	1,504
December 6, 2002	1,432	3.82%	January 1, 2008	1,285	1,337
November 2, 2005	3,500	5.75%	December 1, 2015	3,500	-
Totals	$15,582			$8,697	$8,246

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

The credit agreement contains a number of covenants relating to the operation of the Bank including the maintenance of a minimum equity capital ratio, a maximum ratio of nonperforming assets to total loans, a minimum return on average assets and the maintenance of a minimum dividend payment capacity by the Bank. Covenants applicable to the Company include a prohibition of the payment of dividends on its common stock. At year end 2004 and 2005, all covenants of the credit agreement were either met or waived by the lender.

Funding: Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater, while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2005, 2004 and 2003 (dollars in thousands):

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Core funding:
Noninterest-bearing demand deposits	$36,566	18.8%	$22,670	11.6%	24,581	11.3%
Interest-bearing demand deposits	13,516	6.9%	16,657	8.5%	18,187	8.4%
Savings and money market deposits	32,435	16.7%	38,523	19.6%	23,204	10.7%
Time deposits less than $100,000	60,461	31.1%	59,374	30.3%	73,461	33.8%
Total core funding	142,978	73.5%	137,224	70.0%	139,433	64.2%

Non-core funding:
Time deposits greater than $100,000	34,510	17.7%	41,638	21.3%	51,207	23.6%
Securities sold under agreements to
repurchase	5,483	2.8%	5,857	3.0%	8,874	4.1%
Federal Home Loan Bank advances	8,697	4.5%	8,246	4.2%	12,512	5.8%
Notes Payable	3,000	1.5%	3,000	1.5%	5,000	2.3%
Total non-core funding	51,690	26.5%	58,741	30.0%	77,593	35.8%
Total funding	$194,668	100.0%	$195,965	100.0%	$217,026	100.0%

Capital Resource: At December 31, 2005 and 2004, our stockholders’ equity amounted to $21.0 million and $20.6 million, respectively. The change in stockholders’ equity was attributable to our net income for the year ended December 31, 2005 of $881,000, the net decrease in comprehensive income of $554,000 attributable to the decrease in fair value of our available-for-sale securities portfolio, an increase of $22,000 relating to stock paid compensation and an increase of $28,000 from exercise of stock options.

(The balance of this page is intentionally left blank)

Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At December 31, 2005 and 2004, our capital ratios, including FS Bank’s capital ratios, met regulatory minimum capital requirements. At December 31, 2005 and 2004, FS Bank was categorized as “well-capitalized”. To be categorized as “well-capitalized”, FS Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, First Security and FS Bank must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual, minimum and “well-capitalized” capital amounts and ratios at December 31, 2005 and 2004 (amounts in millions):

			To be Adequately		To be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
	Actual		Action Provisions		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2005
Total Risk Based Capital to
Risk-weighted assets:
Consolidated	$23.0	12.4%	$14.8	8.0%	$18.5	10.0%
Bank only	25.4	13.7%	14.8	8.0%	18.5	10.0%

Tier I (Core) Capital to Risk-
weighted assets
Consolidated	$21.5	11.6%	$7.4	4.0%	$11.1	6.0%
Bank only	24.0	12.9%	7.4	4.0%	11.1	6.0%

Tier I Leverage Capital to
Average Assets
Consolidated	$21.5	10.1%	8.5	4.0%	$10.6	5.0%
Bank only	24.0	11.3%	8.5	4.0%	10.6	5.0%

2004
Total Risk Based Capital to
Risk-weighted assets:
Consolidated	$22.3	12.6%	$14.1	8.0%	$17.7	10.0%
Bank only	24.5	13.8%	14.1	8.0%	17.7	10.0%

Tier I (Core) Capital to Risk-
weighted assets
Consolidated	$20.6	11.6%	$7.1	4.0%	$10.6	6.0%
Bank only	22.8	12.9%	7.1	4.0%	10.6	6.0%

Tier I Leverage Capital to
Average Assets
Consolidated	$20.6	9.8%	$8.4	4.0%	$10.5	5.0%
Bank only	22.8	10.8%	8.4	4.0%	10.5	5.0%

Dividends: FS Bank is subject to restrictions on the payment of dividends to First Security under laws and regulations promulgated by the FDIC and the Commonwealth of Kentucky. Currently, FS Bank can pay First Security dividends of approximately $975,000 without prior approval of the FDIC or Commonwealth of Kentucky.

First Security is also subject to limits on payment of dividends to our shareholders by the rules, regulations and policies of federal banking authorities. We have not paid any dividends to date, nor do we anticipate paying dividends to our shareholders for the foreseeable future. In order to pay such dividends, we will need to receive dividends from FS Bank or have other sources of funds. In addition, in accordance with the terms of the credit agreement which we entered into on December 30, 2003, the payment of dividends on our common stock cannot be made, except with the consent of the lending institution. First Security is also prevented from paying dividends under the Agreement and Plan of Merger it entered into with American Founders while the merger transaction is pending.

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

Interest Rate Sensitivity: In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. Measurements which we use to help us manage interest rate sensitivity include an earnings simulation model and gap analysis computations. These measurements are used in conjunction with competitive pricing analysis.

Earnings Simulation Model: We believe that interest rate risk is best measured by our earnings simulation modeling. Forecasted levels of net interest income based on existing interest-bearing earning assets and liabilities are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our net interest-earnings at risk which seek to limit the variance of net interest income to less than predetermined levels based on the change in the interest rate market. At any point our calculations reflect a change greater than this level (which is referred to in our policies and procedures as a Level 1 Alert), we are required to take action to mitigate the condition by actively restructuring our balance sheet risk profile.

The following data is presented relating to the results of the earnings simulation model at December 31, 2005:

	Changes in interest rates from current rates stated in basis points
	-200	-100	0	100	200
Forecast net interest income	7,673	8,099	8,470	8,817	9,157

Effect on net interest income	(797)	(371)	-	347	687

Percentage change	-9.41%	-4.38%	-	4.10%	8.11%

Level 1 alert	-15.00%	-10.00%	-	10.00%	15.00%

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

Gap Analysis: An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed; for example, within three months or one year. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

At December 31, 2005, our twelve-month interest rate-sensitivity gap ratio of earning assets to interest-bearing liabilities was a positive 64.8%, as compared to a positive 30.9% at December 31, 2004. The increase in our positive gap ratio reflects our view that interest rates will continue to rise over the next 12 months and this will have a positive impact on our net interest income. Since deposit pricing will generally lag both in degree and timing with any upward interest rate adjustments, our management believes we are well-positioned to manage our net interest margins through an upward rate environment.

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

Liquidity Risk Management: The purpose of liquidity risk management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals, and our other needs. Traditional sources of liquidity for a bank include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

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

In addition, FS Bank is a member of the Federal Home Loan Bank of Cincinnati. As a result, FS Bank receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. FS Bank has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans pursuant to a blanket lien as collateral. Based upon the advance limitations based on the collateral amounts, at December 31, 2005, FS Bank could have borrowed additional amounts in the approximate amount of $2.2 million.

Additional sources of liquidity are represented by federal funds borrowing arrangements entered into with other banks. At December 31, 2005, we had borrowing lines established in the aggregate amount of $14 million. There were no balances on these lines at December 31, 2005.

In addition to the above, we are a participant in a network of financial institutions that purchase and sell certificates of deposit to each other and we also receive funds on a direct and referred basis from other financial institutions and limited public funds. There are no practical limits to the amount of certificates of deposit that can be sold or purchased using these delivery means.

At December 31, 2005, we had no significant commitments for capital expenditures.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At December 31, 2005, we had outstanding commitments to fund existing loans of $52.1 million pursuant to credit availability terms in the loan agreements, $3.7 million in loans approved and committed, but not yet closed. Standby letters of credit were $5.9 million and unused line of credit was $45.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, FS Bank has the ability to liquidate Federal funds sold or securities available-for-sale or, on a short-term basis, to borrow and purchase Federal funds from other financial institutions or to sell institutional certificates of deposit. At December 31, 2005, FS Bank had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month.

The following table presents additional information about our unfunded commitments as of December 31, 2005 and 2004, which by their terms have contractual maturity dates subsequent to December 31, 2005 (dollars in thousands):

	2005		2004
	Fixed	Variable	Fixed	Variable
Commitments to make loans	$-	$3,674	$-	$344
Unused lines of credit	827	45,420	477	40,339
Letters of credit	24	5,864	-	4,038

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

Recent Accounting Pronouncements

Future New Accounting Standards:  In December, 2004, FASB issued an amendment to SFAS 123 (SFAS 123R), which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. On April 14, 2005, the SEC amended the compliance date for SFAS 123R from the beginning of the first interim or annual period that begins after June 15, 2005 to the next fiscal year beginning after June 15, 2005. The Company adopted SFAS 123R as of January 1, 2006. The effect on the Company’s results of operations depends on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided and possible performance condition requirements, and so cannot currently be predicted for future awards.

SFAS 123R applies to all awards granted after the effective date and to awards modified, repurchased, or cancelled after that date. The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services or in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of these equity instruments. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.

As of January 1, 2006, the Company applied SFAS 123R using the modified prospective method. This method requires that compensation expense be recorded for all unvested stock options and restricted stock awards over the requisite service period (generally the vesting schedule). For liability-classified awards, the Company measures the cost of employee services received in exchange for an award based on its current fair value. The fair value is re-measured subsequently at each reporting date through the settlement date, and changes in fair value are recognized as compensation cost. For equity-classified awards, the grant date fair value is recognized in earnings over the requisite service period.

The FASB has issued a proposed amendment to SFAS No. 128, Earnings Per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or share. The primary impact on the Company of the proposed Statement is the change to the treasury stock method for year-to-date diluted earnings per share.

Currently SFAS No. 128 requires that the number of incremental shares included in the denominator be determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted EPS computation. Under this proposed Statement, the number of incremental shares included in year-to-date diluted earnings per share would be computed using the average market price of common shares for the year-to-date period, independent of the quarterly computations. This computational change is not expected to have a significant impact on the Company’s diluted earnings per share.

(The balance of this page is intentionally left blank)

ITEM 7.  FINANCIAL STATEMENTS

First Security Bancorp, Inc. and Subsidiary

Consolidated Financial Statements

Table of Contents

Report of Independent Registered Public Accounting Firm - 2005

Report of Independent Registered Public Accounting Firm - 2004

Consolidated Financial Statements:
Consolidated balance sheets
Consolidated statements of income
Consolidated statements of changes in shareholders’ equity
Consolidated statements of cash flows
Notes to consolidated financial statements

FIRST SECURITY BANCORP, INC.
Lexington, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

FIRST SECURITY BANCORP, INC.
Lexington, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM-2005------------------------------------------- 35

    CONSOLIDATED FINANCIAL STATEMENTS:

    CONSOLIDATED BALANCE SHEETS-------------------------------------------------------------------------------------------------- 36

    CONSOLIDATED STATEMENTS OF INCOME---------------------------------------------------------------------------------------37

    CONSOLIDATED STATEMENTS OF CHANGES IN
    SHAREHOLDERS’ EQUITY----------------------------------------------------------------------------------------------------------------38

    CONSOLIDATED STATEMENTS OF CASH FLOWS-------------------------------------------------------------------------------39

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-----------------------------------------------------------------------40

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Security Bancorp, Inc.
Lexington, Kentucky

We have audited the accompanying consolidated balance sheet of First Security Bancorp, Inc. as of December 31, 2005, and 2004, and the related consolidated statements of income, changes in shareholder’s equity and cash for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Bancorp, Inc. as of December 31, 2005, and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP
Indianapolis, Indiana
February 24, 2006

FIRST SECURITY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
Years Ended December 31
(Dollar amounts in thousands, except for per share data)

	2005	2004
ASSETS
Cash and due from banks	$4,529	$4,446
Federal funds sold	15,356	18,568
Total cash and cash equivalent	19,885	23,014
Securities available-for-sale	34,587	33,748
Loans, net of allowance of $1,457 and $1,720	152,192	150,856
Federal Home Loan Bank stock	848	806
Foreclosed assets	99	110
Premises and equipment, net	6,894	7,141
Accrued interest receivable and other assets	1,982	1,759

	$216,487	$217,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$36,566	$22,670
Interest-bearing	140,922	156,192
Total deposits	177,488	178,862
Federal funds purchased and repurchase agreements	5,483	5,857
Note payable	3,000	3,000
Federal Home Loan Bank advances	8,697	8,246
Accrued interest payable and other liabilities	834	861
Total liabilities	195,502	196,826

Shareholders’ equity
Common stock, no par value: 5,000,000 shares
authorized; December 31, 2005 - 1,560,540 shares issued
December 31, 2004 - 1,558,690 shares issued	8,940	8,926
Additional paid-in capital	8,980	8,944
Retained earnings	3,617	2,736
Accumulated other comprehensive income	(552)	2
Total shareholders’ equity	20,985	20,608

	$216,487	$217,434

See notes to the consolidated financial statements.

FIRST SECURITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(Dollar amounts in thousands, except for per share data)

	2005	2004
Interest income
Loans, including fees	$10,310	$9,180
Taxable securities	1,407	1,416
Tax exempt securities	75	40
Federal funds sold and other	285	102
	12,077	10,738
Interest expense
Deposits	4,343	3,701
Federal funds purchased and repurchase agreements	80	67
Federal Home Loan Bank advances and other debt	506	643
	4,929	4,411

Net interest income	7,148	6,327

Provision for loan losses	950	297

Net interest income after provision for loan losses	6,198	6,030

Noninterest income
Service charges on deposit accounts	691	624
Net gains on sales of loans	10	332
Net gains on sales of securities	-	318
Other	174	223
	875	1,497
Noninterest expense
Salaries and employee benefits	2,482	3,024
Occupancy and equipment	1,043	1,137
Data processing	558	547
Legal and professional fees	438	422
Advertising	107	209
Bankshares Tax	186	176
Supplies and Printing	63	69
Loss on sale of assets	-	100
Other	929	854
	5,806	6,538
Income before income taxes	1,267	989
Income tax expense	386	305
Net income	$881	$684

Weighted average common shares outstanding:
Basic	1,560	1,559
Diluted	1,568	1,563

Earnings per share
Basic	$.56	$.44
Diluted	.56	.44

See notes to the consolidated financial statements.

FIRST SECURITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31
(Share and dollar amounts in thousands)

					Accumulated
					Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2004	1,559	$8,926	$8,926	$2,052	$208	$20,112

Stock options exercised	-	-	18	-	-	18

Comprehensive income:
Net income	-	-	-	684	-	684

Change in unrealized gain
(loss) on securities available
for sale, net of reclassification
and tax effects	-	-	-	-	(206)	(206)
Total comprehensive income						478

Balance, December 31, 2004	1,559	$8,926	$8,944	$2,736	$2	$20,608

Stock options exercised	2	14	36	-	-	50

Comprehensive income:
Net income	-	-	-	881	-	881

Change in unrealized gain
(loss) on securities available
for sale, net of reclassification
and tax effects	-	-	-	-	(554)	(554)
Total comprehensive income						327

Balance, December 31, 2005	1,561	$8,940	$8,980	$3,617	$(552)	$20,985

See notes to the consolidated financial statements.

FIRST SECURITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except for per share data)

	2005	2004
Cash flows from operating activities
Net income	$881	$684
Adjustments to reconcile net income to net
cash from operating activities
Provision for loan losses	950	297
Depreciation and amortization	411	484
Net amortization of securities	187	315
Net realized gain on sale of securities	-	(318)
Federal Home Loan Bank stock dividends	(42)	(32)
Originations of loans held for sale	-	(18,666)
Proceeds from sale of loans	-	19,405
Net gain on sale of mortgage loans	-	(332)
Write-off of intangible assets	-	100
Net change in:
Accrued interest receivable	(87)	100
Other assets	(190)	(3)
Accrued interest payable	107	(136)
Other liabilities	148	(18)
Net cash from operating activities	2,365	1,880

Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, calls and principal repayments	8,571	11,146
Sales	-	11,164
Purchases	(10,433)	(17,742)
Net change in loans	(2,356)	7,470
Proceeds from sale of foreclosed and repossessed assets	135	119
Purchase of Federal Home Loan Bank stock	-	(2)
Purchases of premises and equipment, net	(164)	(95)
Proceeds of sale of premises and equipment, net	-	65
Proceeds of sale of intangible assets	-	39
Net cash used in / (from) investing activities	(4,247)	12,164

Cash flows from financing activities
Net change in deposits	(1,374)	(11,778)
Net change in repurchase agreements and short-term borrowings	(374)	(3,017)
Proceeds from Federal Home Loan Bank advances	3,500	-
Repayments of Federal Home Loan Bank advances	(3,049)	(4,266)
Repayments of note payable	-	(2,000)
Proceeds from issuance of options and common stock	50	18
Net cash used in financing activities	(1,247)	(21,043)

Net change in cash and cash equivalents	$(3,129)	$(6,999)
Cash and cash equivalents at beginning of period	23,014	30,013
Cash and cash equivalents at end of period	$19,885	$23,014

Supplemental cash flow information:
Interest paid	$4,822	$4,547
Income tax paid	406	200
Supplemental non-cash disclosures:
Transfers from loans to foreclosed and repossessed assets	70	110

 See notes to the consolidated financial statements.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
________________________________________________________________________

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

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

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

Management believes the allowance for loan losses at December 31, 2005 was adequate. Although we believe we use the best information available to make allowance provisions, future adjustments which could be material may be necessary if the assumptions used to determine the allowance differ from future loan portfolio performance.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. Any excess of a loan balance over the recorded fair value of the assets received is charged to the allowance for loan losses at the time the assets are recorded. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. There were no additions to the valuation allowance for 2005 or 2004, as the fair value equaled the carrying cost.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	2005	2004
Net income as reported	$881	$684
Deduct: Stock-based compensation expense
determined under fair value based method	(253)	(28)
Pro forma net income	$628	$656

Basic earnings per share as reported	$.56	$.44
Pro forma basic earnings per share	.40	.42
Diluted earnings per share as reported	.56	.44
Pro forma diluted earnings per share	.40	42

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date for grants issued during the year.

	2005	2004
Risk-free interest rate	4.25%	3.50%
Expected option life	5.0 years	5.0 years
Expected stock price volatility	25%	33%
Dividend yield	-	-

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

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

Future New Accounting Standards: In December, 2004, FASB issued an amendment to SFAS 123 (SFAS 123R), which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. On April 14, 2005, the SEC amended the compliance date for SFAS 123R from the beginning of the first interim or annual period that begins after June 15, 2005 to the next fiscal year beginning after June 15, 2005. The Company adopted SFAS 123R as of January 1, 2006. The effect on the Company’s results of operations depends on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided and possible performance condition requirements, and so cannot currently be predicted for future awards.

SFAS 123R applies to all awards granted after the effective date and to awards modified, repurchased, or cancelled after that date. The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services or in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of these equity instruments. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.

As of January 1, 2006, the Company applied SFAS 123R using the modified prospective method. This method requires that compensation expense be recorded for all unvested stock options and restricted stock awards over the requisite service period (generally the vesting schedule). For liability-classified awards, the Company measures the cost of employee services received in exchange for an award based on its current fair value. The fair value is re-measured subsequently at each reporting date through the settlement date, and changes in fair value are recognized as compensation cost. For equity-classified awards, the grant date fair value is recognized in earnings over the requisite service period.

The FASB has issued a proposed amendment to SFAS No. 128, Earnings Per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or share. The primary impact on the Company of the proposed Statement is the change to the treasury stock method for year-to-date diluted earnings per share.

Currently SFAS No. 128 requires that the number of incremental shares included in the denominator be determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted EPS computation. Under this proposed Statement, the number of incremental shares included in year-to-date diluted earnings per share would be computed using the average market price of common shares for the year-to-date period, independent of the quarterly computations. This computational change is not expected to have a significant impact on the Company’s diluted earnings per share.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $216,000 and $248,000 was required to meet regulatory reserve and clearing requirements at year end 2005 and 2004. These balances do not earn interest.

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

(The balance of this page is intentionally left blank)

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 2 - SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
2005
U.S. Government and federal agency	$10,241	$-	$(267)
State and municipal	3,946	2	(70)
Mortgage-backed	20,400	-	(500)

Total	$34,587	$2	$(837)

2004
U.S. Government and federal agency	$13,448	$2	$(71)
State and municipal	882	7	-
Mortgage-backed	19,418	116	(51)

Total	$33,748	$125	$(122)

Securities with unrealized losses at year end 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Description of Securities
U.S. Government and
federal agency	$3,907	$(91)	$6,334	$(176)	10,241	$(267)
State and municipal	3,289	(70)	-	-	3,289	(70)
Mortgage-backed	14,770	(304)	5,609	(196)	20,379	(500)

Total temporarily
impaired with stated
maturities	$21,966	$(465)	$11,943	$(372)	$33,909	$(837)

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses at year end 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Description of Securities
U.S. Government and
federal agency	$10,448	$(71)	$-	$-	$10,448	$(71)
State and municipal	-	-	-	-	-	-
Mortgage-backed	5,126	(4)	3,266	(47)	8,393	(51)

Total temporarily
impaired with stated
maturities	$15,574	$(75)	$3,266	$(47)	$18,841	$(122)

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to changes in market conditions. The fair value is expected to recover as the securities approach their maturity date and/or market conditions improve.

Sales of available-for-sale securities were as follows:

	2005	2004
Proceeds	$-	$11,164
Gross gains	-	318
Gross losses	-	-

Proceeds, as defined above, do not include proceeds from calls prior to the stated maturities, proceeds from redemptions at the stated maturity or proceeds received from normal repayments, as in the case of mortgage-backed securities.

The fair value of debt securities and carrying amount, if different, at year end 2005 by contractual maturity were as follows. Securities not due at a single maturity date, but rather having periodic repayments and a final maturity date consist primarily of mortgage-backed securities, as shown below.

Fair Values
Due in one year or less	$ -
Due from one to five years	10,555
Due from five to ten years	2,749
Due after ten years	883
Total securities due at a single maturity date	14,187
Mortgage-backed securities	20,400
Total	$34,587

Securities pledged to public deposits and repurchase agreements at year end 2005 and 2004 had carrying amounts of $8.6 million and $13.1 million. Securities pledged to the Federal Home Loan Bank at year end 2005 had a carrying value of $3.9 million.

At year end 2005 and 2004, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 3 - LOANS

Loans at year end were as follows:

	2005	2004
Commercial	$46,513	$58,125
Mortgage loans on real estate:
Commercial	43,173	40,087
Residential	9,882	10,069
Construction	36,994	26,299
Home equity	11,584	11,637
Consumer	4,759	5,531
Credit card	744	828
Subtotal	153,649	152,576
Less allowance for loan losses	(1,457)	(1,720)
Loans, net	$152,192	$150,856

Substantially all residential mortgage loans are pledged to the Federal Home Loan Bank as collateral for advances as additionally discussed in Note 8.

Changes in the allowance for loan losses were as follows:

	2005	2004
Beginning balance	$1,720	$2,379
Loans charged-off	(1,296)	(962)
Recoveries	83	6
Provision for loan losses	950	297
Ending balance	$1,457	$1,720

Impaired loans were as follows:

	2005	2004
Year end loans with no allocated allowance
for loan losses	$501	$974
Year end loans with allocated allowance
for loan losses	822	3,056
Total	$1,323	$4,030

Amount of the allowance for loan losses allocated	$253	$928

Average of impaired loans during the year	3,000	5,075
Interest income recognized during impairment	171	109
Cash-basis interest income recognized	171	109

Nonperforming loans were as follows:
	2005	2004
Loans past due 90 days still on accrual	$85	$10
Nonaccrual loans	1,181	2,969

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

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 4 - PREMISES AND EQUIPMENT

Year end premises and equipment were as follows:

	2005	2004
Land	$1,250	$1,250
Buildings	4,957	4,956
Leasehold improvements	458	342
Furniture and equipment	1,919	2,106
Total cost	8,584	8,654
Accumulated depreciation	(1,690)	(1,513)

Premises and equipment, net	$6,894	$7,141

Depreciation expense was $411 and $474 for 2005 and 2004.

The Company leases its three branch locations and, until September 10, 2004, its two loan production offices under noncancelable operating leases with various terms and renewal options. Rent expense under these leases for the years ended December 31, 2005 and 2004 was $192 and $231.

Rent commitments under these noncancelable operating leases were as follows, before considering renewal options that are generally present (in thousands):

2006	$198
2007	191
2008	149
2009	151
2010	102
Thereafter	880

Total	$1,671

In addition, the Company leases small items of office equipment, such as photocopiers, using agreements from one year to three years. These are not considered material and are not included in the above table.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

	2005	2004
Beginning of year	$-	$106
Acquired goodwill	-	-
Write off of goodwill	-	(106)
Total	$-	$-

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 6 - DEPOSITS

The scheduled maturities of time deposits as of December 31, 2005 were as follows (in thousands):

2006	$49,244
2007	38,455
2008	6,249
2009	833
2010	190
Thereafter	-

Total	$94,971

At year end 2005 and 2004, time deposits with balances in excess of $100 totaled $34,510 and $41,638, respectively.

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by U.S. Government and agency obligations and by mortgage-backed securities with a carrying amount of $8,633 and $13,094 at year end 2005 and 2004.

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

	2005	2004
Average balance during the year	$3,560	$7,483
Average interest rate during the year	2.22%	0.67%
Maximum month end balance during the year	$5,483	$8,729
Weighted average interest rate at year end	3.43%	1.57%

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES AND NOTE PAYABLE

At year end, advances from the Federal Home Loan Bank were as follows:

	2005	2004
Monthly maturities of January 2006 through December 2016
at fixed rates ranging from 2.84% to 6.71%	$8,697	$8,246

Advances are secured by the Federal Home Loan Bank stock and substantially all residential mortgage loans under a blanket lien arrangement.

Principal payments on advances over the next five years are as follows (in thousands):

2006	$634
2007	2,538
2008	93
2009	99
2010	105
Thereafter	5,228

Total	$8,697

Note Payable: On December 30, 2003, the Company entered into a credit agreement with another financial institution that provides for a reducing revolving line of credit in the maximum amount of $6 million, of which $5 million was drawn at inception. The related note is secured by 100% of the common shares of the Bank and has a maturity of December 31, 2006. The maximum amount available under the credit agreement was reduced to $4 million on December 31, 2004 and was reduced to $3 million on December 31, 2005. The note bears interest at a variable rate, at the option of the Company on a quarterly basis, at prime less .25% or at LIBOR plus 2.40%. Interest is payable monthly and, other than payments required to reduce the balance to the maximum available amount, there are no scheduled principal repayments.

The credit agreement contains a number of covenants relating to the operation of the Bank including the maintenance of a minimum equity capital ratio, a maximum ratio of non-performing assets to total loans, a minimum return on average assets and the maintenance of a minimum dividend payment capacity by the Bank. Covenants applicable to the Company include a prohibition of the payment of dividends on its common stock. At year end 2005, all covenants of the credit agreement were either met or waived by the lender.

NOTE 9 - BENEFIT PLANS

The Bank has a 401(k) benefit plan which allows employee contributions up to 92% of their compensation plus an additional sum depending on the age of the participant, all subject to an annual overall limitation that changes each year in accordance with regulations issued by the Internal Revenue Service. The Bank matches 100% of the first 4% of compensation contributed. Expense for the years ended December 31, 2005 and 2004 was $57 and $57.

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 10 - INCOME TAXES

Income tax expense was as follows:

	2005	2004
Current federal	$222	$7
Deferred federal	164	234
Total	$386	$305

Effective rates differ from the federal statutory rate of 34% applied to income before taxes due to the following:

	2005	2004
Federal statutory rate times the financial statement income	$431	$336

Effect of:
Tax-exempt income	(23)	(12)
Low income housing tax credits	(23)	(24)
Other, net	1	5
Total	$386	$305

Year end deferred tax assets and liabilities were due to the following:

	2005	2004
Deferred tax assets
Allowance for loan losses	$285	$426
Net unrealized security losses	285
Other	24	47
	594	473

Deferred tax liabilities
FHLB stock dividends	$(58)	$(44)
Depreciation	(178)	(195)
Net unrealized security gains	-	(1)
Prepaid expenses	(76)	(60)
Other	(2)	(14)
	(314)	(314)

Net deferred tax asset	$280	$159

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 11 - RELATED PARTY TRANSACTIONS

Loans to executive officers, directors, and their affiliates in 2005 were as follows (in thousands):

Beginning balance	$11,458
New loans	1,664
Effect of changes in related parties	(1,831)
Repayments	(4,369)
Ending balance	$6,922

Deposits from executive officers, directors, and their affiliates at year end 2005 and 2004 were approximately $6.8 million and $6.0 million, respectively.

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

The rent commitment under this noncancelable operating lease is as follows, before considering the renewal option that is present (in thousands):

2006	$72
2007	74
2008	74
2009	76
2010	77
Thereafter	880
Total	$1,253

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

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 12 - STOCK OPTIONS (Continued)

A summary of the activity in the Stock Plan is as follows:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	119,650	$18.23	87,750	$18.91
Granted	30,000	16.40	45,350	17.15
Exercised	(1,850)	15.50	-	-
Forfeited	(12,500)	16.41	(13,450)	19.04

Outstanding at end of year	135,300	$18.03	119,650	$18.23

Options exercisable at year end	135,300	$18.03	98,500	$18.43

Weighted average fair value of options
granted during year	$5.06		$6.04

Options outstanding under the Stock Plan at year end 2005 were as follows:

	-----------------Outstanding---------------			-------Exercisable-------
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Number	Life	Price	Number	Price

$13.75-$15.50	12,000	19 months	$15.50	12,000	$15.50
$16.00-$22.00	123,300	24 months	18.28	123,300	18.28

Outstanding at year end	135,300	23 months	$18.03	135,300	$18.03

Other Stock Options
The Company has granted other options in connection with the employment of the Company’s Chief Executive Officer which are separate from the aforementioned plan and tables. These options are non-qualified and were granted with an exercise price below the grant date market price. The difference between the exercise price and the market price was recognized as compensation expense over the vesting period in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” At year end 2005, all options were vested and the corresponding remaining expense recognized.

Number of options	20,000
Maturity	December 1, 2013
Exercise price	$14.00

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2005 and 2004, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts (in millions) and ratios are presented below at year end.

			To be Adequately		To be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
	Actual		Action Provisions		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2005
Total Risk Based Capital to
Risk-weighted assets
Consolidated	$23.0	12.4%	$14.8	8.0%	$18.5	10.0%
Bank only	25.4	13.7%	14.8	8.0%	18.5	10.0%

Tier I Capital to Risk-
weighted assets
Consolidated	$21.5	11.6%	$7.4	4.0%	$11.1	6.0%
Bank only	24.0	12.9%	7.4	4.0%	11.1	6.0%

Tier I Leverage Capital to
Average assets
Consolidated	$21.5	10.1%	$8.5	4.0%	$10.6	5.0%
Bank only	24.0	11.3%	8.5	4.0%	10.6	5.0%

2004
Total Risk Based Capital to
Risk-weighted assets
Consolidated	$22.3	12.6%	$14.1	8.0%	$17.7	10.0%
Bank only	24.5	13.8%	14.1	8.0%	17.7	10.0%

Tier I Capital to Risk-
weighted assets
Consolidated	$20.6	11.6%	$7.1	4.0%	$10.6	6.0%
Bank only	22.8	12.9%	7.1	4.0%	10.6	6.0%

Tier I Leverage Capital to
Average assets
Consolidated	$20.6	9.8%	$8.4	4.0%	$10.5	5.0%
Bank only	22.8	10.8%	8.4	4.0%	10.5	5.0%

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS
(Continued)

Banking regulations limit the amount of capital distributions that may be paid by the Bank without prior approval. Generally, capital distributions are limited to undistributed net income for the current year and prior two years. In addition, generally, capital distributions may be made only to the extent of retained earnings. At year end 2005, approximately $975 was available to pay dividends to the Company. This is computed by adding the current year and the two prior year’s net income less any dividends paid. The Company’s ability to pay dividends is dependent on the Bank. In addition, in 2003 the Company entered into a credit agreement that contains restrictions on dividends it can pay. (See Note 8)

NOTE 14 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

	2005		2004
	Fixed	Variable	Fixed	Variable

Commitments to make loans	$-	$3,674	$-	$334
Unused lines of credit	827	45,420	477	40,339

Letters of credit	24	5,864	-	4,038

Commitments to make loans are generally made for periods of 3 months or less.

Letters of credit are considered financial guarantees under FASB Interpretation 45. These instruments are carried at fair value, which was immaterial at year end 2005 and 2004.

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

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year end:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$19,885	$19,885	$23,014	$23,014
Securities available-for-sale	34,587	34,587	33,748	33,748
Loans held for sale	-	-	-	-
Loans, net	152,192	152,892	150,856	151,078
Federal Home Loan Bank stock	848	848	806	806
Accrued interest receivable	943	943	856	856

Financial liabilities
Deposits	$177,488	$178,066	$178,862	$179,621
Repurchase agreements and
short-term borrowings	5,483	5,483	5,857	5,857
Note Payable	3,000	3,000	3,000	3,000
Federal Home Loan Bank advances	8,697	8,795	8,246	8,428
Accrued interest payable	462	462	373	373

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

NOTE 16 - ACQUISITION AND SALE OF MORTGAGE ORIGINATION COMPANY

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

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed financial information of First Security Bancorp, Inc. follows:

CONDENSED BALANCE SHEETS,
December 31

	2005	2004
ASSETS
Cash and due from banks	$209	$325
Investment in subsidiary	23,409	22,783
Other assets	443	505

Total assets	$24,061	$23,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Note Payable	$3,000	$3,000
Other liabilities	76	5
Total liabilities	3,076	5,005

Shareholders’ Equity
Common stock	8,940	8,926
Paid-in capital	8,980	8,944
Retained earnings	3,617	2,736
Accumulated other comprehensive income (loss)	(552)	2

Total shareholders’ equity	20,985	20,608

Total liabilities and shareholders’ equity	$24,061	$23,613

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME
Years Ended December 31

	2005	2004
Income
Interest income	$1	$1
Other income	-	-
Dividend from subsidiary	16	2,000
	17	2,001
Expenses
Salaries and employee benefits	22	18
Professional fees	188	188
Interest Expense	180	213
Other	78	27
	468	446
Income (loss) before income tax and undistributed
subsidiary income	(451)	1,555
Income tax benefit	154	151

Income (loss) before undistributed earnings
of subsidiary	(297)	1,706
Equity in undistributed earnings of subsidiary	1,178	(1,022)

Net income	$881	$684

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
______________________________________________________________________________________

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOW
Years ended December 31

	2005	2004

Cash flows from operating activities
Net income	$881	$684
Adjustments to reconcile net income
to net cash from operating activities
Equity in undistributed earnings of subsidiary	(1,178)	1,022
Change in other assets	60	(308)
Change in other liabilities	71	-
Net cash from operating activities	(166)	1,398

Cash flows from investing activities
Investment in subsidiary	-	-

Cash flows from financing activities
Proceeds from borrowing	-	-
Repayments on note	-	(2,000)
Proceeds from issuance of options and common stock	50	18
Net cash from financing activities	50	(1,982)

Net change in cash and cash equivalents	(116)	(584)

Cash and cash equivalents at beginning of period	325	909
Cash and cash equivalents at end of period	$209	$325

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
____________________________________________________________________________________

NOTE 18 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:
	2005	2004
Basic
Net income	$881	$684

Weighted average common shares	1,560	1,559

Basic earnings per common share	$.56	$.44

Diluted
Net income	$881	$684

Weighted average common shares outstanding
for basic earnings per common share	1,560	1,559

Add: Dilutive effects of assumed exercises of
Stock warrants	-	-
Stock options	8	5

Average shares and dilutive potential
common shares	1,568	1,564

Diluted earnings per common share	$.56	$.44

Stock options for 58,600 and 58,000 shares of common stock were not considered in computing diluted earnings per common share for 2005 and 2004, respectively, because they were anti-dilutive.

NOTE 19 - OTHER COMPREHENSIVE LOSS

Other comprehensive loss components and related taxes were as follows:

	2005	2004

Unrealized holding gains and losses on
available-for-sale securities	$(839)	$7
Less reclassification adjustments for gains
and losses later recognized as income	-	(318)
Net unrealized losses	(839)	(311)
Tax expense/(benefit)	(285)	105
Other comprehensive loss	$(554)	$(206)

FIRST SECURITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
____________________________________________________________________________________

NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Net Interest	Noninterest	Noninterest	Net	Earnings per Share
	Income	Income	Expense	Income	Basic	Diluted
2005
First quarter	$1,696	$209	$1,322	$395	$.25	$.25
Second quarter	1,769	225	1,341	439.28		.28
Third quarter	1,813	215	1,481	373.24		.24
Fourth quarter	920	226	1,662	(326)	(.21)	(.21)

2004
First quarter	$1,448	$515	$1,649	$201	$.13	$.13
Second quarter	1,648	396	1,698	203.13		.13
Third quarter	1,585	361	1,735	(1)	-	-
Fourth quarter	1,646	225	1,456	281.18		.18

NOTE 21 - MERGER

On December 11, 2005, First Security Bancorp, Inc. entered into an Agreement and Plan of Merger, dated December 12, 2005, with American Founders Bank, Inc., American Founders Bancorp, Inc. and American Founders Acquisition, Inc. The Merger Agreement provides, among other things, that subject to certain conditions, First Security Bancorp, Inc. will be merged with and become a wholly owned subsidiary of American Founders Bancorp, Inc. As more fully described in the Merger Agreement, and in the Form 8-KA of the Company, dated December 12, 2005, at the effective time of the merger, each share outstanding will be converted into the right to receive $24.00 per share in cash, subject to possible adjustment if the merger does not occur by April 30, 2006. The merger is subject to regulatory and shareholder approvals and other customary closing conditions. Subject to the satisfaction of these conditions, the transaction is expected to be completed at the end of April 2006.

(The balance of this page is intentionally left blank)

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

Changes in Internal Controls

There were no changes in First Security Bancorp’s internal control over financial reporting during First Security Bancorp’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, First Security Bancorp’s internal control over financial reporting.

PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors: The following tables set forth information with respect to each Director of First Security.

Name and Age	Yr First Elected Director	Positions with the Company	Business Experience During the Past Five Years
CLASS I DIRECTORS (TERMS EXPIRE 2006)
R. Douglas Hutcherson (58)	2003	Director, President and Chief Executive Officer
President and Chief Executive Officer of the Company since December 1, 2003; President and Chief Executive Officer of First Security Bank since December 1, 2003; Previously with Bank One, NA in Louisville, Kentucky [First Vice President and Credit Process Manager (2002 - 2003); Senior Vice President and Credit Support Manager (1999 - 2002)

Erle Levy (72)	2000	Director	Owner, Kentucky Lighting and Supply, Inc.
Dr. Ira P. Mersack (65)	2000	Director	Physician (Dermatology Associates of Kentucky, P.S.C.); Partner, Margaux Farm LLC; Partner DAK Properties
D. Woodford Webb, Jr. (37)	2000	Director	Attorney (Webb, Hoskins, Glover & Thompson, P.S.C.); President, The Webb Companies

                CLASS II DIRECTORS (TERMS EXPIRE 2008)
Julian E. Beard (68)	2000	Director, Board Chairman and Founder
Director, Economic Development, Lexington-Fayette Urban County Government; Former Chief Financial Officer, Hopewell Farm and Bluegrass Bloodstock Agency; Retired President and Chief Executive Officer of the Company; Retired President and Chief Executive Officer of First Security Bank, Chairman Emeritus and Founder

A.F. Dawahare (73)	2000	Director	Chairman of the Board, Dawahare’s, Inc. (retail clothier)
Robert J. Rosenstein (53)	2000	Director	President, Shopper’s Village Liquors, Inc. (d/b/a The Liquor Barn); Commercial real estate developer
Kathy E. Walker (47)	2000	Director	Owner, Elm Street Resources, Inc. (coal sales agency)

                 CLASS III DIRECTORS (TERMS EXPIRE 2007)
Harold Glenn Campbell (55)	2000	Director	Former Financial Advisor, Merrill Lynch Pierce Fenner & Smith; President and Chief Executive Officer, Farmers State Bank, Booneville, Kentucky 1983 - 2000
Dr. Kenneth L. Gerson (75)	2000	Director	Physician (Allergy & Asthma Associates, PSC)
Tommy R. Hall (68)	2000	Director	President, T. Hall Properties LLC
Richard S. Trontz (51)	2000	Director	Owner, Hopewell Farm and Bluegrass Bloodstock Agency (bloodstock services and equine insurance)

None of the Directors is a director of any other company with a class of securities registered with the Securities and Exchange Commission pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act, or of any company registered as an investment company under the Investment Company Act of 1940.

In addition to the directors listed in the tables above, Irving Rosenstein and Dr. Sibu P. Saha serve as advisory directors of the Company.

Since the last annual meeting of shareholders, William T. Vennes (age 64, Retired Vice President and General Manager of the Imaging Solutions Division, Lexmark International, Inc.) a Class II director resigned as director of the Company. The resignation occurred effective May 18, 2005.

Executive Officers and Significant Employees: Executive officers are elected and serve at the pleasure of the Board of Directors. The following identifies the executive officers and significant employees of the Company and all positions held with the Company and First Security Bank. Information about their ages as of March 23, 2006 and their principal occupations for the last five years is also presented.

R. Douglas Hutcherson (58) has been with First Security Bank since December 1, 2003 and serves as President and Chief Executive Officer of the Company and President and Chief Executive Officer of FS Bank. Prior to this time he served as First Vice President and Credit Process Manager with Bank One, NA in Louisville, Kentucky (2002-2003); Senior Vice President and Credit Support Manager (1999-2002).

Don Shannon (66) has been with First Security Bank since May 2001 and currently serves as Executive Vice President and Senior Lending Officer. Prior to this time, he served as a Vice President of Bank One.

David Chrisman (49) has been with First Security Bank since November 2002 and currently serves as Senior Vice President and Chief Credit Officer. Prior to this time, he served as Industrial Sales Manager, Safety Kleen Environmental Systems.

Dave Donaldson (53) has been with First Security Bank since March 2004 and currently serves as Senior Vice President, Head of Marketing and Retail Banking. Prior to this time, he served as President of Win-Win Solutions, Inc.

Kristie L. Eubank (38) has been with First Security Bank since August 2003 and currently serves as Chief Financial Officer of the Company and Chief Financial Officer of FS Bank. Prior to this time she served as Financial Analyst for Lodestar Energy, Inc.

John G. Sullivan (56) resigned in May 2005. He served as Executive Vice President and Chief Financial Officer. He also served as Executive Vice President and Chief Financial Officer of the Company.

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

The Board of Directors has determined that First Security presently does not have an “audit committee financial expert” serving on its Audit Committee, as that term is defined in Item 401 of SEC Regulation S-B. The Board of Directors believes that the Audit Committee members meet the independence and experience requirements mandated by our Audit Committee Charter, and have sufficient knowledge in financial and auditing matters to serve on the committee. The Board of Directors will monitor and evaluate its need for an audit committee financial expert throughout fiscal 2006.

Code of Ethics:  As a banking organization, we have in place various policies and procedures designed to promote honest and ethical conduct consistent with the extensive banking laws and regulations that govern our business. These policies and procedures were adopted for 2005, and we believe that our current code of ethics that applies to our senior financial officers (Chief Executive Officer and Chief Financial Officer) is in conformity with the requirements for a code of ethics as defined in Item 406 of SEC Regulation S-B, which the SEC adopted in 2003. A copy of our Code of Ethics is posted on our website at http://www.myfsb.net. It can be accessed from “Investor Relations.”

Section 16(a) Beneficial Ownership Reporting Compliance: Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16”), requires the Company’s Directors and certain officers and beneficial owners of Company common stock (collectively, the “reporting persons”) to file with the Securities and Exchange Commission (the “SEC”) reports of ownership and changes in ownership of Company common stock. The reporting persons are required to furnish the Company with copies of all reports filed pursuant to Section 16.

Based solely upon a review of such reports received by it, or written representations from certain reporting persons that no Form 5 reports were required for those persons, the Company believes that, during fiscal year 2005, none of the reporting persons failed to file on a timely basis any report required by Section 16(a).

(The balance of this page is intentionally left blank)

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes compensation information for each person who served as the Chief Executive Officer of the Company during 2005 and the other executive officers of the Company in 2005 with annual compensation in excess of $100,000 (the named executive officers).

    SUMMARY
				Long Term
				Compensation
				Awards
		Annual	Compensation*	Shares
	Fiscal			Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation**

R. Douglas Hutcherson	2005	$150,000	$18,000	$-	$29,194
President and Chief Executive	2004	150,000	-		36,572
Officer, First Security Bancorp	2003	12,500	50,000	20,000	2,019
and FS Bank

Donald R. Shannon	2005	107,500	25,000		10,323
Executive Vice President	2004	105,000	25,000	3,500	9,831
FS Bank	2003	90,000	33,500		8,582

David W. Chrisman	2005	87,000	20,000		5,789
Senior Vice President	2004	84,216	-	1,500	4,786
FS Bank	2003	56,811	6,700		1,571

*Annual Compensation does not reflect perquisites which, in the aggregate, are less than 10% of the officer’s salary and bonus.

** Represents the amounts contributed by First Security Bank to the named participants’ accounts in the First Security Bank 401(K) Profit Sharing Plan (in 2005, Mr. Hutcherson $6,240; Mr. Shannon $5,300 and Mr. Chrisman $4,280) and the cost of group health, term life and long term disability insurance premiums paid by the Company for such individuals (in 2005, Mr. Hutcherson $3,873; Mr. Shannon $5,023 and Mr. Chrisman $1,509) and the amount paid to Mr. Hutcherson in 2005 for automobile allowance and country club expenses ($19,081).

There were no stock options granted to the above named executive officers in 2005.

The following table provides information concerning the value of unexercised options held by the named executive officers at December 31, 2005:

    OPTION EXERCISES IN FY 2005 AND FY-END OPTION VALUE
Name	Shares acquired on exercise	Value Realized ($)	Number of shares underlying unexercised options at December 31,2005	Value of unexercised in-the-money options at December 31,2005 ($) (1)
R. Douglas Hutcherson	-	-	20,000	$184,600
Donald R. Shannon	-	-	3,500	21,280
David W. Chrisman	-	-	1,500	9,120

(1) Value is calculated as the difference between the last sale price as furnished by the National Association of Securities Dealers (NASD) on December 31, 2005 ($23.23), and the option price.

Employee Benefit Plans: First Security Bank offers all full-time officers and full-time employees group life and medical and dental insurance coverage. First Security Bank also has a defined contribution 401(k) retirement plan which covers employees that meet certain age and length of service requirements. First Security Bank currently contributes to the 401(k) plan through a one hundred percent (100%) match of employee contributions up to 4.0% of employee compensation. First Security Bank also sponsors a Section 125 Cafeteria Plan that provides the employee the opportunity to use pre-tax dollars to pay for approved benefits instead of paying for these benefits using after-tax dollars.

Under the Company’s Stock Award Plan, 200,000 shares of Company common stock were available for issuance under options which may be granted between 2000 and 2010. Both incentive stock options and non-qualified stock options may be issued under the Stock Award Plan, as well as restricted stock awards and stock appreciation rights. The purposes of the Stock Award Plan are to enable the Company to attract, retain and provide incentives for outstanding employees, Directors and Advisory Directors for the Company and First Security Bank, to reward excellent performance by employees and to further the growth, development and financial success of the Company. The Company Board of Directors administers the Stock Award Plan. The information under the heading “Equity Plan Compensation” in Item 5 of this report is incorporated by reference.

Employment Agreements: The Company and First Security Bank have an employment agreement, dated December 1, 2003, with R. Douglas Hutcherson, pursuant to which he serves as President and Chief Executive Officer of the Company and First Security Bank. The employment agreement has an initial three year term that commenced December l, 2003, and is subject to one year extensions each December 1 starting December 1, 2004. Mr. Hutcherson’s base salary under the employment agreement is $150,000, annually, subject to increase by the Board of Directors of First Security Bank. He is also entitled to life insurance benefits and a car and country club allowance and to participate in the Company’s employee benefit or welfare plans, and his performance will be reviewed on an annual basis, as a result of which he may be eligible for annual salary increases, bonuses, and/or additional stock options as approved by the Board of Directors of the Bank at its discretion.

Mr. Hutcherson received a $50,000 signing bonus and the Company granted him an option to purchase 20,000 shares of the Company at $14.00 per share. First Security Bank agreed to provide Mr. Hutcherson relocation benefits (a housing allowance and moving expenses), and to compensate him for any loss he suffered if he had been unable to sell his residence in Louisville, Kentucky at its fair market value.

Mr. Hutcherson will be entitled to severance pay equal to his salary and certain continuing benefits for nine months if the Company or the Bank terminates the employment agreement without cause. If Mr. Hutcherson terminates the employment agreement at or after a Change in Control because of a material breach or because his duties, authority or responsibilities are materially altered, then he will be entitled to continue to receive his salary for the remainder of the term of the agreement, as if it had not been terminated, and will be entitled to certain continuing benefits for six months or until he obtains other employment. First Security Bank may condition severance payments and benefits on the receipt of a release. Mr. Hutcherson will be subject to a non-compete agreement during the period he receives severance.

Under the employment agreement, a “Change in Control” is generally defined to include a share exchange or merger of First Security Bank if the Company will not own 100% of the surviving bank or of the Company if the Company’s shareholders will not own, in substantially the same proportions, at least a majority of the Company’s voting shares outstanding immediately following the transaction; a sale or other disposition of all or any substantial part of the assets of the Company or its subsidiary followed by a liquidation of the Company; and the approval of the Board of Directors or the shareholders of any of these transactions. The term also includes a change in the membership of the Board of Directors of the Company or First Security Bank that results in a majority of the board members not being Continuing Directors, where a Continuing Director is a director who was serving on the board on the date of the employment agreement or a successor who is recommended or elected by a majority of the Continuing Directors.

On September 16, 2005 the Company filed a Form 8-K to report that the Company’s board of directors approved a management retention program providing for salary continuation agreements for three executive officers of the Bank, Don Shannon, Executive Vice President and Senior Lending Officer, David Chrisman, Senior Vice President and Chief Credit Officer, and Dave Donaldson, Senior Vice President, Head of Marketing and Retail Banking. On October 18, 2005, the Compensation Committee of the Board of Directors of the Company recommended and the Boards of Directors of the Bank and the Company approved certain changes to the salary continuation agreements to be entered into under the program and the agreements, with such changes, were executed on October 19, 2005. Copies of the executed agreements are attached to this Form 8-K as Exhibits 10.1, 10.2 and 10.3 and incorporated herein by this reference. The following brief description of the terms of the agreements is qualified in its entirety by reference to the executed agreements attached as Exhibits.

Each salary continuation agreement provides that if, within one year of a change of control of the Bank or the Company, the executive’s employment with the Bank is terminated without Good Cause (as defined in the agreement) or by the executive voluntarily for Good Reason (as defined in the agreement), then the executive is entitled to a severance payment equal to 12 months of the executive’s then annualized salary. This severance payment is to be made in a lump sum payment within 30 days of the termination of the executive’s employment with the Bank. However, if the agreement is found to be nonqualified deferred compensation and if the executive is considered a “key employee” under Internal Revenue Code § 416(i) and the termination of his employment is not involuntary, then the Bank, upon the occurrence of a change of control of the Bank or the Company, will be required to establish a trust and maintain sufficient money in the trust to make the severance payment to the employee and any other key employees, and such severance payment, if triggered, cannot be made until six months after the termination of the executive’s employment. In addition, the executive will be entitled to any and all benefits accrued under any benefit plan maintained by the Bank and will be fully vested in every retirement plan. Further, the executive and his dependents will continue to participate in the health, dental and life insurance plans or arrangements in which they participated prior to the executive’s termination for 12 months or until the executive and his dependents are covered under the plans of a successor employer, whichever occurs first. Each executive will also be paid for any vacation accrued in the year preceding the year of his termination and unused at the time of the termination of his employment.

As part of the consideration for the Bank entering into the agreements, each agreement provides for a general release of claims that the executive might have against the Bank or the Company prior to entering into the agreement though this release does not become effective until the payments contemplated under the agreement have been made. Each salary continuation agreement terminates on the later of the second anniversary of the effective date of the agreement or the first anniversary of a change of control.

Under each salary continuation agreement, a change of control of the Bank or the Company would generally be deemed to occur if (i) a person or group of persons acquires greater than 50% of the fair market value or voting power of the Bank or the Company, (ii) a person or group of persons acquires greater than 35% or more of the voting power of the Bank or the Company during a twelve month period, (iii) a majority of the directors of the Bank or the Company are replaced in a change not endorsed by a majority of the directors in place prior to such replacement, or (iv) a person or group of persons acquires assets of the Bank or the Company during a twelve month period having a Gross Fair Market Value (determined as provided in the agreement) equal to 40% of the Gross Fair Market Value of the assets of the Bank or the Company prior to that transaction. If the foregoing definition of a change of control is more liberal than the definition set forth in any regulations proposed or finalized under Internal Revenue Code § 409A, then the definition set forth in any such regulations proposed or finalized after the date of the agreement shall control what constitutes a change of control under the salary continuation agreement.

Compensation of Directors: On September 12, 2005, the Boards of Directors of the Company and the Bank approved establishing a compensation plan for directors of the Company and the Bank who are not employees of either the Company or the Bank. This compensation plan provides for the payment to each outside director of a one-time $3,500 stipend plus a per meeting fee for meetings held after July 1, 2005. Under the fee schedule, each outside director receives a $550 fee per meeting of the Board of Directors or $750 per meeting if the director was serving as Chairman of the Board. Outside directors serving on the Nomination, Compensation and Corporate Governance Committee of the Board of Directors of the Company receive a $200 fee per committee meeting or $500 in the case of the Chairman of such Committee. Outside directors serving on the Audit Committee of the Board of Directors of the Company or of the Bank receive a $200 fee per committee meeting or $500 in the case of the Chairman of such Committee. Outside directors serving on the Asset Liability Management/Investment Committee of the Board of Directors of the Bank receive a $200 fee per committee meeting or $500 in the case of the Chairman of such Committee. Outside directors serving on the Director Loan Committee of the Board of Directors of the Bank receive a $100 fee per committee meeting. A director must be present at the meeting to receive a fee if the director has missed two or more meetings during the prior twelve month period. Outside directors serving on the Board of Directors of both FS Bank and the Company who attend a joint, concurrent or consecutive meeting of both Boards would be paid for attending such meetings as if they only attended one Board meeting. Fees would be paid promptly as they accrue. The Board of Directors of the Company established this compensation plan in lieu of its previous practice of granting outside directors options each year to purchase stock of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The information under the heading “Equity Plan Compensation” in Item 5 of this report is incorporated by reference.

The following table sets forth, as of March 23, 2006, information about the number and percentage of shares of Company common stock beneficially owned by Company directors and executive officers, and by all Company directors and executive officers as a group, as well as information regarding the only persons known by the Company to own 5% or more of the outstanding shares of Company common stock. The table shows separately, and in total, the number of outstanding shares owned as of March 23, 2006 and the number of shares that can be acquired under options and warrants which are considered to be beneficially owned because the options and warrants are exercisable on or within 60 days of March 23, 2006. Except as otherwise indicated, all shares are owned directly, and the named persons possess sole voting and investment power with respect to all indicated shares.

Amount and Nature of Beneficial Ownership as of March 23, 2006:
	Amount and Nature of
	Beneficial Ownership of
	Common Stock as of	Shares Acquirable	Total
Name of Beneficial Owner	March 23, 2006	Within 60 Days[1]	Beneficial Ownership	Percent of Class*
Julian E. Beard	14,880[2]	20,500	35,380	2.24
Harold Glenn Campbell	52,000[3]	5,500	57,500	3.67
David A. Chrisman	-	1,500	1,500	0.10
A.F. Dawahare	20,000[4]	5,500	25,500	1.63
David Donaldson	-	1,500	1,500	0.10
Dr. Kenneth L. Gerson	15,680	5,500	21,180	1.35
Tommy R. Hall	29,035[5]	5,500	34,535	2.21
R. Douglas Hutcherson	1,000	20,000	21,000	1.33
Erle L. Levy	17,680[6]	5,500	23,180	1.48
Dr. Ira P. Mersack	35,494[7]	5,500	40,994	2.62
Robert J. Rosenstein	23,854[8]	5,500	29,354	1.87
Donald Shannon	-	5,000	5,000	0.32
Richard S. Trontz	26,922	5,500	32,422	2.07
Kathy E. Walker	21,250	5,500	26,750	1.71
D. Woodford Webb, Jr.	18,930	5,500	24,430	1.56

All Directors and Executive
Officers as a group	276,725	103,500	380,225	24.26%**

5% Shareholders:

Donald K. Poole [9]	199,748	3,500	203,248	13.00%
1999 Richmond Road
Lexington, Kentucky
40502
* Any shares reflected under the heading "Shares Acquirable Within 60 Days" for a named beneficial owner are deemed outstanding for purposes of computing the percentage of outstanding shares of Company common stock owned by such person but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
** All shares reflected under the heading "Shares Acquirable Within 60 Days" are deemed outstanding for purposes of computing this percentage.
1 Reflects shares of which the named persons may be deemed to be beneficial owners as a result of rights they may exercise, within sixty days of March 23, 2006, to acquire beneficial ownership of such reflected shares.
2 Includes 14,680 shares held in an individual retirement account for the benefit of Mr. Beard.
3 Shares are held by the Harold Glenn Campbell Trust.
4 Shares are held by the S F Dawahare Limited Partnership.
5 Includes 2,680 shares held by the Tommy R. and Linda R. Hall Dynasty Trust.
6 Shares are jointly owned by Mr. Levy's wife, Sara Levy.
7 Includes 15,000 shares held for the benefit of Dr. Ira Mersack by National City Bank as Custodian for both the Dermatology Associates of Kentucky, P.S.C. Profit Sharing Plan and Pension Plan.
8 Includes 8,844 shares held by the Robert J. Rosenstein Revocable Trust and 10 shares held by Mr. Rosenstein as custodian for his son, Ross J. Rosenstein.
9 Shares are held by Donald K Poole Revocable Trust. Options were issued to Donald K Poole, now deceased.

Change of Control:  As disclosed elsewhere in this Report, First Security entered into an Agreement and Plan of Merger, dated December 12, 2005, with American Founders Bank, Inc., a Kentucky banking corporation headquartered in Frankfort, Kentucky, and its proposed holding company, American Founders Bancorp, Inc. The Merger Agreement provides, among other things, that subject to certain conditions, American Founders Bancorp, Inc. will acquire First Security in a merger transaction, and at the effective time of the merger, all of our outstanding shares will be converted into the right to receive $24.00 per share in cash (subject to possible adjustment if the merger is not completed by April 30, 2006). It is anticipated that, if the merger transaction is completed and First Security becomes a subsidiary of American Founders Bancorp, Inc., then FS Bank will merge with, and into American Founders Bank, Inc. The merger transaction if completed will result in a change of control of First Security.

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

First Security Bank entered into a twenty (20) year lease with LEX/108, LLC dated April 2, 2001 for the lease of land and improvements thereon in Palomar Centre in Lexington, Kentucky for the purpose of a First Security Bank branch office. First Security Bank paid monthly rental of $5,600 for the first two years of the lease term, with the monthly rental increasing $200 every two years of the lease term (except for the fifteenth and sixteenth years when the monthly rental increases $400 over the previous two-year period). First Security Bank may extend the lease term an additional twenty (20) years in which event monthly rental would increase four percent (4%) annually. First Security Bank is also obligated to pay the cost of all insurance, taxes and utilities associated with the property as well as a pro rata portion of the maintenance costs for the Palomar Centre. Company Director D. Woodford Webb, Jr. is a member of LEX/108, LLC.

ITEM 13.  EXHIBITS
The following exhibits are furnished with this report (* denotes a management contract or compensatory plan arrangement):

2.1
Agreement and Plan of Merger dated as of December 12, 2005, among First Security Bancorp, Inc., First Security Bank of Lexington, Inc., American Founders Bancorp, Inc., American Founders Bank, Inc. and American Founders Acquisition, Inc. First Security will furnish to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request (incorporated by reference to Exhibit 2.1 of the Form 8-K and Form 8-K/A of First Security Bancorp, Inc. filed on December 12, 2005 [No. 000-49781]).

3.1	Articles of Incorporation of First Security Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

3.2	Articles of Amendment to Articles of Incorporation of First Security Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

3.3
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 of First Security Bancorp, Inc. filed on May 27, 2005 (File No. 333-125319)

4.1	Articles of Incorporation of First Security Bancorp, Inc. (included in Exhibit 3.1) (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form SB-2 [No. 333-43444]).

4.2
Articles of Amendment to Articles of Incorporation of First Security Bancorp, Inc. (included in Exhibit 3.2) (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 [No. 333-43444])

4.3
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 of First Security Bancorp, Inc. filed on May 27, 2005 ( File No. 333-125319)

10.1
Form of stock option agreement for the grant of options to non-employee directors and advisory directors under the First Security Bancorp, Inc. Stock Award Plan (Amended and Restated as of March 18, 2003) (incorporated by reference to Exhibit 10.1 of the Form 10-QSB of First Security Bancorp, Inc. for the quarter ended March 31, 2005 [No. 000-49781])

10.2
Form of stock option agreement for the grant of options to employees under the First Security Bancorp, Inc. Stock Award Plan (Amended and Restated as of March 18, 2003) (incorporated by reference to Exhibit 10.2 of the Form 10-QSB of First Security Bancorp, Inc. for the quarter ended March 31, 2005 [No. 000-49781])

10.3
Outsource Contract between BSC, Inc. and First Security Bank dated November 14, 2005 (incorporated by reference to Exhibit 10.6 of the Form 8-K of First Security Bancorp, Inc. filed on November 11, 2005 [No. 000-49781])

10.4
Contract between BSC, Inc. and First Security Bank dated November 14, 2005 (incorporated by reference to Exhibit 10.7 of the Form 8-K of First Security Bancorp, Inc. filed on November 11, 2005 [No. 000-49781])

10.5
Grounds lease between Cherrywood Development, LLC and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.8 of the Form 10-KSB of First Security Bancorp, Inc. for the year December 31, 2004 [No. 000-49781])

10.6
Master Resource Management Services Agreement between Precision Computer Systems, Inc. and First Security Bank of Lexington, Inc. dated May 27, 2005 (incorporated by reference to Exhibit 10.8 of the Form 8-K of First Security Bancorp, Inc. filed on November 11, 2005 [No. 000-49781])

10.7
Grounds lease between LEX/108, LLC and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.9 of the Form 10-KSB of First Security Bancorp, Inc. for the year December 31, 2004 [No. 000-49781])

10.8
Form of Salary Continuation Agreement for three executive officers and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of First Security Bancorp, Inc. filed on September 16, 2005 [No. 000-49781])

10.9
Salary Continuation Agreement, dated October 19, 2005, between Donald R. Shannon and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of First Security Bancorp, Inc. filed on October 31, 2005 [No. 000-49781])

10.10
Letter Agreement dated December 11, 2005, between First Security Bancorp, Inc., First Security Bank of Lexington, Inc. and R. Douglas Hutcherson amending Mr. Hutcherson's employment agreement dated December 1, 2003, as amended September 15, 2005 (incorporated by reference to Exhibit 2.1 of the Form 8-K and 8-K/Aof First Security Bancorp, Inc. filed on December 12, 2005 [No. 000-49781]).

10.11
Letter Agreement dated September 15, 2005, among D. Hutcherson, First Security Bancorp, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.2 of the Form 8-K of First Security Bancorp, Inc. filed on September 16, 2005 [No. 000-49781])

10.12
Salary Continuation Agreement, dated October 19, 2005, between David W. Chrisman and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.2 of the Form 8-K of First Security Bancorp, Inc. filed on October 21, 2005 [No. 000-49781])

10.13
Salary Continuation Agreement, dated October 19, 2005, between David A. Donaldson and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.3 of the Form 8-K of First Security Bancorp, Inc. filed on October 21, 2005 [No. 000-49781])

10.14	Summary of Director Compensation Plan (incorporated by reference to Exhibit 10.5 of the Form 8-K of First Security Bancorp, Inc. filed on November 11, 2005 [No. 000-49781])

10.15
Contract for Electronic Data Processing Services between BSC, Inc. and First Security Bank of Lexington, Inc.(incorporated by reference to Exhibit 10.11 of the Form 10-KSB of First Security Bancorp, Inc. for the year December 31, 2004 [No. 000-49781])

10.16
Outsource Contract between BSC, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.12 of the Form 10-KSB of First Security Bancorp, Inc. for the year December 31, 2004 [No. 000-49781])

10.17
Data Processing Agreement between Fifth Third Bank and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.13 of the Form 10-KSB of First Security Bancorp, Inc. for the year December 31, 2004 [No. 000-49781])

10.18
Business/Manager License Agreement between Private Business, Inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form SB-2[No. 333-43444]).

10.19
Agreement for Administration of Credit Card Program between Crittson Financial, LLC and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form SB-2[No. 333-43444]).

10.20	Leases between THOMCO, inc. and First Security Bank of Lexington, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Registration statement on Form SB-2[No. 333-43444]).

10.21
First Security Bank of Lexington, Inc. Stock Aware Plan (Amended and Restated as of March 18, 2003). (incorporated by reference to Exhibit 10.9 to the Form 10-K of First Security Bancorp, Inc. for the year ended December 31, 2002 [Commission File No. 000-79781]).

10.22	Master Resource Management Services Agreement between Precision Computer Systems, Inc. and First Security Bank of Lexington, Inc. dated May 27, 2005 (incorporated by reference to Exhibit 10.8 of the Form 10-QSB of First Security Bancorp, Inc. for the quarter ended September 30, 2005 [No. 000-49781])

11.1	Statement re: Computation of Per share earnings (included in Note 18 to the Company’s Consolidated Financial Statement included in this report).

21.1	Subsidiaries of First Security Bancorp, Inc.

23.1	Consent of BKD, LLC.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:  The aggregate fees billed for professional services rendered by BKD, LLP, the Company's principal accountant for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2004 and review of financial statements included in the Company's Quarterly Reports on Form 10-QSB were $78,807 and $58,262, respectively.

Audit-Related Fees: No audit-related fees were billed in 2005 or 2004 by BKD, LLP. The aggregate fees billed for professional services rendered for audit-related services by Crowe Chizek and Company LLC were $900 in 2004 for services relating to an FHLB Collateral Opinion.

Tax Fees:  The aggregate fees billed in 2005 for tax-related professional services rendered by BKD, LLP, the Company's principal accountant were $8,100. No fees were billed for professional services rendered by BKD, LLP for tax compliance, tax advice or tax planning in 2004. The aggregate fees billed in 2004 for tax-related professional services rendered by Crowe Chizek and Company LLC were $7,400. Fees for both periods related to tax return preparation, estimated payments and various other sundry tax matters.

All Other Fees:  No fees were billed in 2005 by BKD, LLP for other professional services other than the services covered under the captions “Audit Fees”, “Audit-Related Fees”, and “Tax Fees”. The aggregate fees billed in 2005 and 2004 for professional services rendered by BKD, LLP, other than the services covered under the captions “Audit Fees”, “Audit-Related Fees”, and “Tax Fees”, were $1,200. These fees related to the Company's BSA software.

The policies and procedures adopted by the Audit Committee of First Security regarding the use of the independent auditor for permissible non-audit services are contained in the Audit Committee Charter which was included with the proxy statement for the 2003 Annual Meeting of Shareholders. In addition to identifying non-audit services for which the independent auditor cannot be engaged contemporaneously with the audit, these pre-approval policies require members of Audit Committee to pre-approve all auditing services which may entail providing comfort letters in connection with securities underwritings and pre-approve all permissible non-audit services, including tax services, that exceed in the aggregate $10,000 in any fiscal year that are provided by the auditors to the Corporation or its affiliate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY BANCORP, INC.

By: /s/ R. Douglas Hutcherson
President and Chief Executive Officer
Date: March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Julian E. Beard	Chairman of the Board	March 28, 2006
Julian E. Beard

/s/ R. Douglas Hutcherson	President and Chief Executive Officer	March 28, 2006
R. Douglas Hutcherson	(Principal Executive Officer)

/s/ Kristie L. Eubank	Chief Financial Officer
Kristie L. Eubank	(Principal Financial and Accounting Officer)	March 28, 2006

/s/ Harold Glenn Campbell	Director	March 28, 2006
Harold Glenn Campbell

/s/ A. F. Dawahare	Director	March 28, 2006
A. F. Dawahare

/s/ Kenneth L. Gerson	Director	March 28, 2006
Kenneth L. Gerson

	Director	March 28, 2006
Tommy R. Hall

/s/ Erle L. Levy	Director	March 28, 2006
Erle L. Levy

/s/ Ira P. Mersack	Director	March 28, 2006
Ira P. Mersack

/s/ Robert J. Rosenstein	Director	March 28, 2006
Robert J. Rosenstein

/s/ Richard S. Trontz	Director	March 28, 2006
Richard S. Trontz

/s/ Kathy E. Walker	Director	March 28, 2006
Kathy E. Walker

/s/ D. Woodford Webb	Director	March 28, 2006
D. Woodford Webb

EXHIBIT INDEX

Exhibit No.  Description

2.1
Agreement and Plan of Merger dated as of December 12, 2005, among First Security Bancorp, Inc., First Security Bank of Lexington, Inc., American Founders Bancorp, Inc., American Founders Bank, Inc. and American Founders Acquisition, Inc.

3.1	Articles of Incorporation of First Security Bancorp, Inc.*
3.2	Articles of Amendment to Articles of Incorporation*
3.3	Bylaws of First Security Bancorp, Inc.*
4.1	Articles of Incorporation of First Security Bancorp, Inc. (included in Exhibit 3.1)*
4.2	Articles of Amendment of Articles of Incorporation of First Security Bancorp, Inc. (included in
Exhibit 3.2)*
4.3	Amended and Restated Bylaws of First Security Bancorp, Inc. (included in Exhibit 3.3)*
10.1	Form of stock option agreement for the grant of options to non-employee directors and advisory directors under the First Security Bancorp, Inc. Stock Award Plan *
10.2	Form of stock option agreement for the grant of options to employees under the First Security Bancorp, Inc. Stock Award Plan *
10.3	Outsource Contract between BSC, Inc. and First Security Bank dated November 14, 2005 *
10.4	Contract between BSC, Inc. and First Security Bank dated November 14, 2005 *
10.5	Grounds lease between Cherrywood Development, LLC and First Security Bank of Lexington, Inc.*
10.6	Master Resource Management Services Agreement between Precision Computer Systems, Inc. and First Security Bank of Lexington, Inc. dated May 27, 2005 *
10.7	Grounds lease between LEX/108, LLC and First Security Bank of Lexington, Inc*
10.8	Form of Salary Continuation Agreement for three executive officers and First Security Bank of Lexington, Inc.*
10.9	Salary Continuation Agreement, dated October 19, 2005, between Donald R. Shannon and First Security Bank of Lexington, Inc. *
10.10
Letter agreement between dated December 11, 2005, First Security Bancorp, Inc., First Security Bank of Lexington, Inc. and R. Douglas Hutcherson amending Mr. Hutcherson's employment agreement dated December 1, 2003, as amended September 15, 2005*

10.11	Letter Agreement dated September 15, 2005, among D. Hutcherson, First Security Bancorp, Inc. and First Security Bank of Lexington, Inc.*
10.12	Salary Continuation Agreement, dated October 19, 2005, between David W. Chrisman and First Security Bank of Lexington, Inc.*
10.13	Salary Continuation Agreement, dated October 19, 2005, between David A. Donaldson and First Security Bank of Lexington, Inc. *
10.14	Summary of Director Compensation Plan *
10.15	Contract for Electronic Data Processing Services between BSC, Inc. and First Security Bank of Lexington, Inc.*
10.16	Outsource Contract between BSC, Inc. and First Security Bank of Lexington, Inc. *
10.17	Data Processing Agreement between Fifth Third Bank and First Security Bank of Lexington, Inc. *
10.18	Business/Manager License Agreement between Private Business, Inc. and First Security Bank of Lexington, Inc. *
10.19	Agreement for Administration of Credit Card Program between Crittson Financial, LLC and First Security Bank of Lexington, Inc. *
10.20	Leases between THOMCO, inc. and First Security Bank of Lexington, Inc. *
10.21	First Security Bank of Lexington, Inc. Stock Aware Plan (Amended and Restated as of March 18, 2003).*
10.22	Master Resource Management Services Agreement between Precision Computer Systems, Inc. and First Security Bank of Lexington, Inc. dated May 27, 2005*
11.1	Statement re: Computation of per share earnings (included in Note 18 to the Company’s
Consolidated Financial Statement included in this report).
21.1	Subsidiaries of First Security Bancorp, Inc.
23.1	Consent of BKD, LLC
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002

* Incorporated by reference. See Item 13.

First Security Bancorp, Inc. will provide a copy of the exhibits to its Form 10-KSB upon request. To obtain a copy of any exhibit, please contact Sue Ezrine, Investor Relations, First Security Bancorp, Inc., 318 East Main Street, Lexington, Kentucky 40507.